Form 10QSB
period 1996-03-31
TELECOMM INDUSTRIES CORP
filed 1996-07-01
CIK 87888

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

Commission File No. 0-4410.

                              TELECOMM INDUSTRIES CORP.
                  -------------------------------------------------
                  (Exact name of Issuer as specified in its charter)

         Delaware                                             06-0844558
- - -------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                9310 Progress Parkway
                                  Mentor, Ohio 44060
                   ------------------------------------------------
                       (Address of principal executive offices)

                                     216-953-1400
                   ------------------------------------------------
                             (Issuer's telephone number)

                   ------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996: 9,607,791.

    Transitional Small Business Disclosure Format:
Yes      No   X
    ---      ---

No exhibits

                      TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES

                                        INDEX

Part I        FINANCIAL INFORMATION                                    Page No.

    Item 1.   Financial Statements (unaudited)                                3

              Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995                            4

              Consolidated Statements of Income -
              three months ended March 31, 1996 and March 31, 1995            5

              Consolidated Statements of Cash Flows -
              three months ended March 31, 1996 and March 31, 1995            6

              Notes to Consolidated Financial Statements                      7

    Item 2.   Management's Discussion and Analysis                           12

Part II OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                               14

    Signatures                                                               14

    PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

    The Registrant's Financial Statements follow this page.


CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
(UNAUDITED)                                 ASSETS                               1996           1995
                                                                              -----------    -----------
Current Assets:
 Cash                                                                         $   488,746    $   575,367
 Note receivable - current portion                                                 61,200         61,200
 Accounts receivable                                                            1,531,668      1,348,997
 Inventory                                                                        226,449        199,610
 Prepaid expenses                                                                 125,573        145,567
 Employee advances                                                                 19,721         29,420
                                                                              -----------    -----------

         Total current assets                                                 $ 2,453,357    $ 2,360,161
                                                                              -----------    -----------


Property and equipment - at cost, net of accumulated depreciation of $158,409
 and $131,323 at March 31, 1996 and December 31, 1995, respectively               444,295        364,297
                                                                              -----------    -----------

Other assets:
 Note receivable, less current portion                                           359,810        375,446
 Intangibles, net of accumulated amoritization of $13,305 and $11,606 at
   March 31, 1996 and December 31, 1995, respectively                              86,176         87,876
                                                                              -----------    -----------

                                                                                  445,986        463,322
                                                                              -----------    -----------

         Total assets                                                         $ 3,343,638    $ 3,187,780
                                                                              -----------    -----------
                                                                              -----------    -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                                                               $   280,613    $   126,000
 Current portion of long-term debt                                                 98,168         98,168
 Accounts payable - trade                                                         128,195        143,388
 Payroll taxes payable                                                             57,730         17,987
 Other accrued expense                                                              1,937         16,190
 Deferred income taxes                                                                 --             --
 Accrued commissions and contractor fees                                          219,497        318,869
 Income taxes payable                                                              91,800        162,130
 Accrued bonuses                                                                  106,866        142,000
                                                                              -----------    -----------

         Total current liabilities                                                984,806      1,024,732
                                                                              -----------    -----------

Long-term liabilities:
 Long-term debt, less current portion                                             141,772        137,120
 Deferred income taxes                                                            158,900        158,900
                                                                              -----------    -----------

         Total liabilities                                                      1,285,478      1,320,752

Stockholders' equilty:
 Common stock $.01 par value; authorized - 10,000,000 shares; issued
   -9,742,791; outstanding - 9,607,791 at
   March 31, 1996 and December 31, 1995 respectively                               96,078         96,078
 Additional paid-in capital                                                     2,145,706      2,145,706
 Receivables from stockholders                                                   (122,018)      (163,202)
 Accumulated deficit                                                              (61,606)      (211,554)
                                                                              -----------    -----------

         Total stockholders' equity                                             2,058,160      1,867,028

 Commitments                                                                           --             --
                                                                              -----------    -----------

         Total liabilities and stockholders' equity                           $ 3,343,638    $ 3,187,780
                                                                              -----------    -----------
                                                                              -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
      (Unaudited)

                                                                      1996                  1995
                                                                   -----------           -----------
Net revenues                                                       $ 1,930,762           $ 1,368,403

Commissions, contractor fees and related expenses                      660,812               682,773
Selling, general and administrative expenses                         1,030,317               506,239

                                                                   -----------           -----------
      Operating income                                                 239,633               179,391

Other income (expense):
 Gain (loss) on disposal of assets                                         --                    --
 Interest income                                                        13,053                13,881
 Interest expense                                                       (7,739)               (6,169)
                                                                   -----------           -----------
                                                                         5,314                 7,712
                                                                   -----------           -----------

Income from continuing operations before income tax expense            244,947               187,103
Income tax expense                                                      95,000                73,300
                                                                   -----------           -----------

      Net income                                                   $   149,947           $   113,803
                                                                   -----------           -----------
                                                                   -----------           -----------

Earnings per common and common equivalent share:
 Net Income                                                               0.02                  0.01
                                                                   -----------           -----------
                                                                   -----------           -----------

Number of shares used in computing earnings per common and common
  equivalent share                                                   9,607,791             8,607,791
                                                                   -----------           -----------
                                                                   -----------           -----------

Dividends per common share                                                 --                    --
                                                                   -----------           -----------
                                                                   -----------           -----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
              (Unaudited)                                                        1996                  1995
              -----------                                                     ----------            ----------
Cash flows from operating activities:
 Net income:
 Continuing operations                                                        $  149,948            $  113,803
 Adjustments to reconcile to net cash (used) provided by
  operating activities:
    Expenses not requiring the use of cash:
      Issuance of common stock for acquisition costs                               --                    --
      Depreciation and amortization                                               28,786                13,830
      Gain on disposition of TCI                                                   --                    --
      Deferred taxes                                                               --                  (36,000)
      (Loss) gain on sale of fixed assets                                          --                    --
    Changes in assets and liabilities:
      Accounts receivable                                                       (182,671)             (232,231)
      Inventory                                                                  (26,839)                2,521
      Prepaid expenses                                                            19,994                13,859
      Employee advances                                                            9,699               (19,209)
      Security deposits                                                            --                    --
      Accounts payable                                                           (15,193)              (31,701)
      Acccrued expenses                                                          (14,253)              (19,859)
      Payroll taxes payable                                                       39,743                (3,290)
      Accrued commissions and contractor fees                                    (99,372)               87,016
      Income taxes payable                                                       (70,330)               98,265
      Discontinued operations                                                      --                    --
      Accrued bonuses                                                            (35,134)                --
                                                                              ----------            ----------
              Total adjustments                                                 (345,570)             (126,799)
                                                                              ----------            ----------

              Net cash (used) provided by operating
                activities                                                      (195,622)              (12,996)
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                                --                    --
 Purchases of fixed assets                                                      (107,085)               (7,300)
 Acquisition of ASI                                                                --                    --
 From discontinued operations                                                      --                    --
 Proceeds from stockholders receivables                                           41,184               104,457
 Issuance of stock holders receivables                                             --                    --
                                                                              ----------            ----------
              Net cash used in investing activities                              (65,901)               97,157
                                                                              ----------            ----------
Cash flows from financing activities:
 Proceeds from disposition of TCI                                                  --                    --
 Payments on long-term debt                                                        4,653               (13,821)
 Proceeds from issuance of common stock to employees                               --                    --
 Proceeds from sale of common stock                                                --                    --
 Distributions paid to shareholders                                                --                    --
 Decrease in notes receivable                                                     15,636                27,370
 Net borrowings under line of credit                                             154,613                17,500
                                                                              ----------            ----------
              Net cash provided by financing activities                          174,902                31,049
                                                                              ----------            ----------
 Net increase in cash                                                            (86,621)              115,210
 Cash at beginning of year                                                       575,367               151,447
                                                                              ----------            ----------
 Cash at end of year                                                          $  488,746            $  266,657
                                                                              ----------            ----------
                                                                              ----------            ----------

                   TELECOME INDUSTRIES, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. GENERAL: Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

In the opinion of management of Telecome Indusstries, Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial positin of the Company as of March 31, 1996 and the results of its operations and

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(Unaudited)
                                 ASSETS                      1995         1994
                                                        ----------   ----------
Current Assets:
 Cash                                                   $  575,367   $  151,447
 Note receivable - current portion                          61,200      159,095
 Accounts receivable                                     1,348,997      583,563
 Inventory                                                 199,610      152,521
 Prepaid expenses                                          145,567       38,843
 Employee advances                                          29,420          --
                                                        ----------   ----------
      Total current assets                               2,360,161    1,085,469
                                                        ----------   ----------

Property and equipment - at cost, net of accumulated
 depreciation of $131,323 and $66,505 at December 31,
 1995 and 1994, respectively                               364,297      197,974
                                                        ----------   ----------
Other assets:
 Note receivable, less current portion                     375,446      420,905
 Intangibles, net of accumulated amoritization of
  $11,606 and $4,974 at December 31, 1995 and
  1994, respectively                                        87,876       94,508
 Security Deposits                                            --            318
                                                        ----------   ----------

                                                           463,322      515,731
                                                        ----------   ----------

      Total assets                                       3,187,780    1,799,174
                                                        ----------   ----------
                                                        ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                                         $  126,000   $   12,500
 Current portion of long-term debt                          98,168       63,825
 Accounts payable - trade                                  143,388      245,081
 Payroll taxes payable                                      17,987       14,228
 Other accrued expense                                      16,190       38,830
 Deferred income taxes                                        --         36,000
 Accrued commissions and contractor fees                   318,869       82,302
 Income taxes payable                                      162,130       44,735
 Accrued bonuses                                           142,000       10,000
                                                        ----------   ----------

      Total current liabilities                          1,024,732      547,501
                                                        ----------   ----------


Long-term liabilities:
 Long-term debt, less current portion                      137,120      192,904
 Deferred income taxes                                     158,900      179,000
                                                        ----------   ----------
      Total liabilities                                  1,320,752      919,405

Stockholders' equilty:
 Common stock $.01 par value; authorized - 10,000,000
 shares; issued - 9,742,791 and 8,627,791; outstanding
 - 9,607,791 and 8,627,791, at December 31, 1995 and
 1994 respectively                                          96,078       86,278
 Additional paid-in capital                              2,145,706    1,348,896
 Receivables from stockholders                            (163,202)    (138,764)
 Accumulated deficit                                      (211,554)    (416,641)
                                                        ----------   ----------

      Total stockholders' equity                         1,867,028      879,769

 Commitments                                                  --           --
                                                        ----------   ----------


      Total liabilities and stockholders' equity        $3,187,780   $1,799,174
                                                        ----------   ----------
                                                        ----------   ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


Consolidated Statements of Income
for the years ended December 31, 1995 and 1994
    (Unaudited)

                                                                                  1995           1994
                                                                              -----------    -----------
Net revenues                                                                  $ 5,645,321    $ 3,363,620

Commissions, contractor fees and related expenses                               2,535,288      2,160,506
Selling, general and administrative expenses                                    2,801,450        922,728
Costs to acquire subsidiary                                                            --         23,816

                                                                              -----------    -----------
         Operating income                                                         308,583        256,570

Other income (expense):
 Gain (loss) on disposal of assets                                                    731         (1,361)
 Interest income                                                                   67,240          3,721
 Interest expense                                                                 (22,899)        (8,355)
                                                                              -----------    -----------
                                                                                   45,072         (5,995)
                                                                              -----------    -----------

Income from continuing operations before income tax expense                       353,655        250,575
Income tax expense                                                                137,568         84,735
                                                                             ------------    -----------

         Income from continuing operations                                        216,087        165,840

Discontinued operations:
 Loss from operations of discontinued TCI (net of applicable income
         tax benefit of $25,482)                                                       --        (46,811)
 Gain on disposal of TCI (less applicable income taxes of $185,482                     --        342,009

                                                                              -----------    -----------

         Net income                                                           $   216,087    $   461,038
                                                                              -----------    -----------
                                                                              -----------    -----------

Earnings per common and common equivalent share:
 Continuing operations                                                               0.02           0.02
                                                                              -----------    -----------
                                                                              -----------    -----------
 Net Income                                                                          0.02           0.06
                                                                              -----------    -----------
                                                                              -----------    -----------

Number of shares used in computing earnings per common and common
  equivalent share                                                              8,918,921      8,342,859
                                                                              -----------    -----------
                                                                              -----------    -----------

Dividends per common share                                                             --             --
                                                                               ----------     ----------
                                                                               ----------     ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
              (Unaudited)                                    1995        1994
                                                          ----------  ---------
Cash flows from operating activities:
 Net income:
 Continuing operations                                    $  205,087  $ 165,840
 Discontinued operations                                       --       295,198
 Adjustments to reconcile to net cash (used) provided by
  operating activities:
    Expenses not requiring
 the use of cash:
      Issuance of common stock for acquisition costs           --       10,000
      Depreciation and amortization                           74,067     48,132
      Gain on disposition of TCI                               --      (493,336)
      Deferred taxes                                         (56,100)   215,000
      (Loss) gain on sale of fixed assets                       -731      1,361
    Changes in assets and liabilities:
      Accounts receivable                                   (765,43)   (539,581)
      Inventory                                              (47,08)    (32,103)
      Prepaid expenses                                      (106,724)   (30,366)
      Employee advances                                      (29,420)     --
      Security deposits                                          318       (318)
      Accounts payable                                      (101,693    229,926
      Acccrued expenses                                       11,697     38,191
      Payroll taxes payable                                    3,760     11,739
      Accrued commissions and contractor fees                211,059     65,542
      Income taxes payable                                   108,565     56,488
      Discontinued operations                                  --       205,241
      Accrued bonuses                                        132,000     10,000
                                                          ----------  ---------
              Total adjustments                             (565,726)  (204,084)
              Net cash (used) provided by operating
                activities                                  (360,639)   256,954
                                                          ----------  ---------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                           11,196     11,285
 Purchases of fixed assets                                  (247,611)  (183,758)
 Acquisition of ASI                                            --      (100,000)
 From discontinued operations                                  --         2,630
 Proceeds from stockholders receivables                      138,764     --
 Issuance of stock holders receivables                      (163,202)    --
                                                          ----------  ---------
              Net cash used in investing activities         (260,853)  (269,843)
                                                          ----------  ---------
Cash flows from financing activities:
 Proceeds from disposition of TCI                              --        20,000
 Payments on long-term debt                                  (21,441)   (44,734)
 Proceeds from issuance of common stock to employees          65,000    128,374
 Proceeds from sale of common stock                          745,000     39,785
 Distributions paid to shareholders                            --        -9,014
 Decrease in notes receivable                                143,354      --
 Net borrowings under line of credit                         113,500      --
                                                          ----------  ---------
              Net cash provided by financing activities    1,045,413    134,411
                                                          ----------  ---------
 Net increase in cash                                        423,921    121,522
 Cash at beginning of year                                   151,448     29,926
                                                          ----------  ---------
 Cash at end of year                                      $  575,369  $ 151,448
                                                          ----------  ---------
                                                          ----------  ---------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


         (Unaudited)
                                                                                   Additional     Receivables
                                                             Common Stock           Paid-In          from
                                                        Shares         Amount       Capital       Stockholders     Deficit
                                                     -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1993 as original             $ 6,227,791    $    62,278    $ 1,114,756    $        --    $  (858,831)

 Adjustments for AND pooling                           1,000,000         10,000        237,140       (138,764)        (8,054)
                                                     -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1993 as restated               7,227,791         72,278      1,351,896       (138,764)      (866,885)

 Stock issued to individuals as compensation for

   acquisition                                         1,000,000         10,000             --             --             --

 Adjustments for Seraphim pooling                        400,000          4,000         (3,000)            --          8,180

 Net income                                                   --             --             --             --        442,064
                                                     -----------    -----------    -----------    -----------    -----------



Balance at December 31, 1994                           8,667,791         86,278      1,348,896       (138,764)      (416,641)

 Settlement of AND notes from stockholder                     --             --             --        138,764             --

 Stock issued for employee grant and award programs      115,000          1,150         60,460             --             --

 Stock issued for private placement                      865,000          8,650        736,350             --             --

 Advances to stockholders                                     --             --             --       (163,202)            --

 Net income                                                   --             --             --             --        205,087
                                                     -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1995                           9,647,791         96,078      2,145,706       (163,202)      (211,554)
                                                     -----------    -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Telecomm was incorporated on December 13, 1967, and until December 1993, its name was Scoto Data Com., Inc. The Registrant has two wholly owned by subsidiaries, Centel Corporation d/b/a Teleco ("Teleco") and Authorized Network Distributors, Inc. ("AND"). The operations of Teleco were primarily acquired in April 1994 and AND was acquired in September 1995. In January 1996, AND acquired Seraphim Information Systems, Inc., an Ameritech Authorized Distributor of data services and integrated hardware and software networking solutions in northern Illinois.

    Teleco distributions telecommunications services in the major metropolitan markets of the State of Ohio for Ameritech Corporation ("Ameritech") and sells telecommunication equipment and provides related installation, maintenance and repair services. AND distributes telecommunication services in Illinois, Indiana and Ohio for Ameritech. On a combined basis, Teleco and AND makes the Company one of the largest Authorized Ameritech Distributors of voice and data transmission services.

    In order to stimulate internal growth, the Company adopted in 1995 an aggressive commission policy to actively attract and keep skilled, experience salespeople. In addition, the Company opened new offices in several Illinois, Indiana and Ohio cities and expanded the size of other offices. The Company also restructured its sales forces into specialized teams dedicated to specific products and services, i.e. data transmission, voice transmission and cellular and Internet access services.

RESULTS OF OPERATIONS

    Net revenues increased 42% to $1.93 million for the first quarter of 1996 from $1.37 million in the comparable 1995 period. The increase reflects a 68% increase in sales of network services to $1.36 million, partially credited to the extensive marketing efforts commenced in late 1995, as well as the opening of new and expansion of existing sales offices. Sales of equipment and interconnect services increased 2% from the comparable 1995 period, reflecting the commencement of internet access services and modest equipment sales growth.

    Commission, contractor fees and related expenses decreased 2% to $660,800 in the 1996 first quarter, reflective of the Company's shift from an external sales force of independent representatives to a combined sales force of internal salesmen and field representatives.

    Selling, general and administrative expenses ("SG&A") increased by 104% to $1.03 million in first quarter 1996 from $0.51 million in the first quarter of 1995. Substantially all of such increase is attributable to added sales salaries and sale office expenses, which is responsible for the revenues growth reported previously. Also contributing to the increase in SG&A was a $47,000 increase in professional fees and costs associated with being an SEC reporting company.

    Income from continuing operations before taxes increased 31% to $245,000 in first quarter 1996 from $187,100 in the comparable 1995 period for the reasons stated above, offset by a small $2,400 decrease in net interest income.

    Net income for first quarter 1996 was $149,900 an increase of 32% from 1995 first quarter income of $113,800. The effective estimated provision for federal and state income taxes remained constant between the reported periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirement is to fund its growth, including working capital, acquisitions, and the purchase of equipment. The Company uses cash generated from operations, borrowings under its credit facilities and the sale of equity in private placements to fund these requirements.

    Working capital at March 31, 1996 increased $133,000, or 10% since December 31, 1995. The increase is primarily attributable to a $183,000 increase in accounts receivable, reflective, in part, of the Company's rapid growth in the sale of network services and $205,000 aggregate decrease in accrued independent sales representatives (ISR) fees on the phase out of the 1995 ISR & Commission plans, taxes payable and accrued bonuses, offset by increased borrowings of the
Company's line of credit and a reduction in cash.     The Company added over
$100,000 in fixed assets, primarily vehicles and computer equipment in the first quarter in support of its sales efforts.

    Ameritech has advised the Company and other authorized distributors of a change in payment of sales commissions, which change is to take effect in the second half of 1996. Under the revised payment program, a portion of the earned commission will be deferred and paid over the term of the customer contract.
The effect of the change on the Company will be to lengthen the collection period of receivables, adversely affecting working capital.

    Approximately $320,000 in unused borrowing availability existed under the Company's credit facility at March 31, 1996. The Company believes that funds available under its credit facility, cash reserves and funds generated from operations will be sufficient to provide the liquidity necessary to fund its anticipated existing capital and operational requirements over the next twelve months. The Company is investigating additional acquisitions that could require other sources of funding, including additional private placements or other debt or equity offerings.

FORWARD-LOOKING STATEMENTS.

    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act, the introduction of competitors into the market, the ability of the Company to integrate Seraphim operations into the Company, the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, general economic conditions, and other risk factors discussed herein.

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits - None.

B.  Reports on Form 8-K

    On February 8, 1996, the Registrant filed a Current Report on a Form 8-K dated January 25, 1996 relating to the acquisition of Seraphim Information Systems, Inc. An Amendment to the Current Report was filed on March 24, 1996 containing Seraphim's financial statements and pro forma financial information of the Registrant for the required periods.

                                      SIGNATURES

    In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELECOMM INDUSTRIES CORP.
                                       (Registrant)

                                       ----------------------------------------
                                       Andrew G. Gorogiani
                                       President
Date: June 28, 1996                    (Chief Executive Officer)

                                       ----------------------------------------
                                       Frank Campanale
                                       Treasurer
                                       (Chief Accounting Officer and Chief
Date: June 28, 1996                    Financial Officer)