Form 10QSB
period 1996-06-30
TELECOMM INDUSTRIES CORP
filed 1996-08-23
CIK 87888

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                    to                 .
                               ------------------    ----------------
Commission File No. 0-4410.
                    ------

                            TELECOMM INDUSTRIES CORP.
               --------------------------------------------------
               (Exact name of Issuer as specified in its charter)

          Delaware                                    06-0844558
- -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)
                              9310 Progress Parkway
                               Mentor, Ohio 44060
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                  216-953-1400
           ----------------------------------------------------------
                           (Issuer's telephone number)

           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1996: 9,607,791.

     Transitional Small Business Disclosure Format:
Yes            No   X
    -----         -----

                   TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES

                                      INDEX

Part I    FINANCIAL INFORMATION                                         Page No.
                                                                        --------

          Item 1.   Financial Statements (unaudited)                           3

          Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995                                  4

          Consolidated Statements of Income -
          three and six months ended June 30, 1996 and June 30, 1995           5

          Consolidated Statements of Cash Flows -
          six months ended June 30, 1996 and June 30, 1995                     7

          Notes to Consolidated Financial Statements                           8

          Item 2.   Management's Discussion and Analysis                       9

Part II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          12


          Signatures                                                          13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

     The Registrant's Financial Statements follow this page.

CONSOLIDATED BALANCE SHEETS


JUNE 30, 1996 AND DECEMBER 31, 1995
(Unaudited)                                          ASSETS                              1996            1995
                                                                                         ----            ----
Current Assets:
  Cash                                                                             $    480,461     $    575,367
  Note receivable - current portion                                                      61,200           61,200
  Accounts receivable                                                                 1,816,075        1,348,997
  Inventory                                                                             372,140          199,610
  Prepaid expenses                                                                       81,795          145,567
  Employee advances                                                                      35,603           29,420
                                                                                    ------------     ------------
         Total current assets                                                      $  2,847,274     $  2,360,161
                                                                                    ------------     ------------

Property and equipment - at cost, net of accumulated depreciation of $186,420
  and $131,323 at June 30, 1996 and December 31, 1995, respectively                     438,942          364,297
                                                                                    ------------     ------------

Other assets:
  Note receivable, less current portion                                                 359,958     $    375,446
  Intangibles, net of accumulated amortization of $15,006 and $11,606 at
   June 30, 1996 and December 31, 1995, respectively                                     84,476           87,876
                                                                                    ------------     ------------
                                                                                        444,434          463,322
                                                                                    ------------     ------------

         Total assets                                                              $  3,730,650     $  3,187,780
                                                                                    ------------     ------------
                                                                                    ------------     ------------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                   $    278,613     $    126,000
  Current portion of long-term debt                                                      98,168           98,168
  Accounts payable - trade                                                              203,756          143,388
  Payroll taxes payable                                                                  60,978           17,987
  Other accrued expense                                                                  12,392           16,190
  Deferred income taxes                                                                      --               --
  Accrued commissions and contractor fees                                               324,574          318,869
  Income taxes payable                                                                  184,196          162,130
  Accrued bonuses                                                                       106,866          142,000
                                                                                    ------------     ------------
         Total current liabilities                                                    1,269,543        1,024,732
                                                                                    ------------     ------------

Long-term liabilities:
  Long-term debt, less current portion                                                   94,437          137,120
  Deferred income taxes                                                                 158,900          158,900
                                                                                    ------------     ------------
         Total liabilities                                                            1,522,880        1,320,752

Stockholders' equity:
  Common stock $.01 par value; authorized - 10,000,000 shares; issued -
   9,742,791; outstanding - 9,607,791, at June 30, 1996 and
   December 31, 1995 respectively                                                        96,078           96,078
  Additional paid-in capital                                                          2,145,706        2,145,706
  Receivables from stockholders                                                        (106,119)        (163,202)
  Accumulated earnings (deficit)                                                         72,105         (211,554)
                                                                                    ------------     ------------
         Total stockholders' equity                                                   2,207,770        1,867,028

  Commitments                                                                                --               --
                                                                                    ------------     ------------

         Total liabilities and stockholders' equity                                $  3,730,650     $  3,187,780
                                                                                    ------------     ------------
                                                                                    ------------     ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           (Unaudited)
                                                          1996          1995
                                                      ------------  ------------
Net revenues                                         $  4,246,182  $  2,687,347

Commissions, contractor fees and related expenses       1,525,600     1,215,880
Selling, general and administrative expenses            2,254,732     1,117,678

                                                      ------------  ------------

           Operating income                               465,850       353,787

Other income (expense):
  Gain (loss) on disposal of assets                          (870)           --
  Interest income                                          27,247        32,475
  Interest expense                                        (19,467)      (12,965)
                                                      ------------  ------------
                                                            6,910        19,510
                                                      ------------  ------------
Income from continuing operations before income tax
 expense                                                  472,760       373,297
Income tax expense                                        189,100       119,000
                                                      ------------  ------------
  Net income                                         $    283,660  $    254,297
                                                      ------------  ------------
                                                      ------------  ------------
Earnings per common and common equivalent share:
  Net Income                                                 0.03          0.03
                                                      ------------  ------------
                                                      ------------  ------------
Number of shares used in computing earnings per
 common and common equivalent share                     9,607,791     8,607,791
                                                      ------------  ------------
                                                      ------------  ------------
Dividends per common share                                     --            --
                                                      ------------  ------------
                                                      ------------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER ENDED JUNE 30, 1996 AND 1995
           (Unaudited)
                                                          1996          1995
                                                      ------------  ------------

Net revenues                                         $  2,315,419  $  1,318,944

Commissions, contractor fees and related expenses         864,788       533,107
Selling, general and administrative expenses            1,224,415       611,440

                                                      ------------  ------------
           Operating income                               226,216       174,397

Other income (expense):
  Gain (loss) on disposal of assets                          (870)           --
  Interest income                                          14,193        18,593
  Interest expense                                        (11,727)       (6,796)
                                                      ------------  ------------
                                                            1,596        11,797
                                                      ------------  ------------
Income from continuing operations before income
 tax expense                                              227,812       186,194
Income tax expense                                         94,100        45,700

           Net income                                $    133,712  $    140,494
                                                      ------------  ------------
                                                      ------------  ------------
Earnings per common and common equivalent share:
  Net Income                                                 0.01          0.02
                                                      ------------  ------------
                                                      ------------  ------------
Number of shares used in computing earnings per
 common and common equivalent share                     9,607,791     8,607,791
                                                      ------------  ------------
                                                      ------------  ------------
Dividends per common share                                     --            --
                                                      ------------  ------------
                                                      ------------  ------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995
                    (Unaudited)

                                                                                           1996             1995
                                                                                           ----             ----
Cash flows from operating activities:

  Net income:                                                                        $  283,660       $  205,087
  Adjustments to reconcile to net cash (used) provided by
   operating activities:
      Expenses not requiring the use of cash:
          Depreciation and amortization                                                  58,497           74,067
          Deferred taxes                                                                     --          (56,100)
          (Loss) gain on sale of fixed assets                                                --             (731)
      Changes in assets and liabilities:
          Accounts receivable                                                          (467,078)        (765,435)
          Inventory                                                                    (172,531)         (47,089)
          Prepaid expenses                                                               63,772         (106,724)
          Employee advances                                                              (6,183)         (29,420)
          Security deposits                                                                  --              318
          Accounts payable                                                               60,368         (101,693)
          Accrued expenses                                                               (3,798)          11,697
          Payroll taxes payable                                                          42,991            3,760
          Accrued commissions and contractor fees                                         5,705          211,059
          Income taxes payable                                                           22,066          108,565
          Accrued bonuses                                                               (35,134)         132,000
                                                                                      -----------      -----------
                     Total adjustments                                                 (431,325)        (565,726)
                                                                                      -----------      -----------
                     Net cash (used) provided by operating
                      activities                                                       (147,665)        (360,639)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                                                     15,595           11,196
  Purchases of fixed assets                                                            (145,337)        (247,611)
  Proceeds from stockholders receivables                                                 57,083          138,764
  Issuance of stockholders receivables                                                       --         (163,202)
                                                                                      -----------      -----------
                     Net cash used in investing activities                              (72,659)        (260,853)
                                                                                      -----------      -----------
Cash flows from financing activities:
  Payments on long-term debt                                                            (76,495)         (21,441)
  Proceeds from issuance of common stock to employees                                        --           65,000
  Proceeds from sale of common stock                                                         --          745,000
  Proceeds from long-term debt                                                           33,812               --
  Decrease in notes receivable                                                           15,488          143,353
  Net borrowings under line of credit                                                   152,613          113,500

                                                                                      -----------      -----------
                     Net cash provided by financing activities                          125,418        1,045,412
                                                                                      -----------      -----------
  Net increase in cash                                                                  (94,906)         423,920
  Cash at beginning of year                                                             575,367          151,447
                                                                                      -----------      -----------
  Cash at end of year                                                                $  480,461       $  575,367
                                                                                      -----------      -----------
                                                                                      -----------      -----------

                            TELECOMM INDUSTRIES CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. GENERAL: Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

In the opinion of management of Telecomm Industries Corp. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Telecomm Industries Corp. (the "Company") was incorporated on December 13, 1967, and until December 1993, its name was Scoto Data Com., Inc. The Company has three wholly owned subsidiaries, Centel Corporation d/b/a Teleco ("Teleco"), Authorized Network Distributors, Inc. ("AND"), and Netserve Corporation. The operations of Teleco were primarily acquired in April 1994 and AND was acquired in September 1995. In January 1996, AND acquired Seraphim Information Systems, Inc. ("Seraphim"), an Ameritech Authorized Distributor of data services and integrated hardware and software networking solutions in northern Illinois.

     Teleco distributes telecommunications services in the major metropolitan markets of the State of Ohio for Ameritech Corporation ("Ameritech") and sells telecommunication equipment and provides related installation, maintenance and repair services. AND distributes telecommunication services in Illinois, Indiana and Ohio for Ameritech. On a combined basis, Teleco and AND make the Company one of the largest Authorized Ameritech Distributors of voice and data transmission services.

     In order to stimulate internal growth, in 1995 the Company adopted an aggressive commission policy to actively attract and keep skilled, experienced salespeople. In addition, the Company opened new offices in several Illinois, Indiana and Ohio cities and expanded the size of other offices. The Company also restructured its sales forces into specialized teams dedicated to specific products and services, i.e., data transmission, voice transmission and cellular and Internet access services.

RESULTS OF OPERATIONS

Second Quarter of 1996 Compared to Second Quarter of 1995

     Net revenues for the second quarter increased 77% to $2.31 million from the comparable 1995 period. Sales of equipment and interconnect services increased 17% from the comparable 1995 period. The increase was attributable to new equipment, telephone and data sales during the quarter. Sales to the existing customer base increased 1% compared to the second quarter of 1995. Sales of network services increased 60%, or $597,600, compared to the second quarter of 1995.

     Commissions, contractor fees and related expenses increased $331,600, a 62% increase from the second quarter of 1995. The increase was due primarily to increased costs of labor and equipment to support additional sales in the quarter.

     Selling, general and administrative expenses ("SG&A") increased $613,000 compared to the second quarter of 1995. The increase of 101% was incurred to support the management of additional sales offices and procurement of highly focused sales personnel.

     Income before income taxes increased 22% to $227,800 from $186,200 in the comparable 1995 period for the reasons stated above, with a small increase of $1,600 from investing activities net of interest earned and paid.

     Net income decreased $6,800, a 5% decrease from the comparable 1995 period. The provision for income taxes increased due to higher earnings, changing the effective tax rate for state and federal income taxes by 17%.

First Six Months of 1996 Compared to First Six Months of 1995

     Net revenues increased 58% to $4.24 million for the first six months of 1996 from $2.68 million in the comparable 1995 period. The increase reflects a 55% increase in sales of network services to $1.52 million, partially credited to the extensive marketing efforts commenced in late 1995, as well as the opening of new and continued expansion of existing sales offices. Sales of equipment and interconnect services increased 3% from the comparable 1995 period, primarily due to increased data equipment sales.

     Commission, contractor fees and related expenses increased 25% to $1,525,600 in the first six months of 1996 compared to the same period in 1995, reflecting the Company's shift from an external sales force of independent representatives to a combined sales force of internal salesman and field representatives.

     SG&A increased by 101% to $2.25 million in the first six months of 1996 from $1.12 million in the first six months of 1995. Substantially all of such increase is attributable to increased sales force salaries and sales office expenses, which were responsible for the revenue growth discussed above.

     Income from continuing operations before taxes increased 53% to $472,800 in the first six months of 1996 from $373,300 in the comparable 1995 period for the reasons stated above, offset in part by a decrease of $52,000 in net interest income and a net increase in interest expense of $6,500.

     Net income for the first six months of 1996 was $283,700, an increase of 11% from the first six months income of $254,300 for 1995. The effective estimated provision for federal and state income taxes is reflective of the Company's earnings for the reported periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirement is to fund its growth, including working capital, acquisitions, and the purchase of equipment. The Company uses cash generated from operations, borrowings under its credit facilities and the sale of equity in private placements to fund these requirements.

     Working capital at June 30, 1996 increased $242,000, or 80%, since March 31, 1996. The increase is primarily attributable to a $467,000 increase in accounts receivable, reflective, in part, of the Company's rapid growth in the sale of network services, and a $172,000 increase in inventory due to purchases of data and telephone equipment sold yet not installed at June 30, 1996, offset in part by increased borrowings of the Company's line of credit and a reduction in cash. The Company added over $145,000 in fixed assets, primarily vehicles and computer equipment, in the first half of 1996 in support of its sales efforts.

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

     Approximately $321,000 in unused borrowing availability existed under the Company's credit facility at June 30, 1996. The Company believes that funds available under its credit facility, cash reserves and funds generated from operations will be sufficient to provide the liquidity necessary to fund its anticipated existing capital and operational requirements over the next twelve months. The Company is investigating additional acquisitions that could require other sources of funding, including additional private placements or other debt or equity offerings.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act, the introduction of competitors into the market, the ability of the Company to integrate Seraphim operations into the Company, the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, general economic conditions, and other risk factors discussed herein. These risks must be considered by an investor or potential investor in the Company.

                           PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

     On May 23, 1996, the Board of Directors of the Company adopted an amendment to the Certificate of Incorporation authorizing an increase in the number of shares of Common Stock from 10,000,000 to 20,000,000. The additional shares would be available for issuance in acquisitions and private or public offerings. The proposed amendment is scheduled to be submitted to the stockholders of the Company for approval in the third quarter of 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

             27     Financial Data Schedule

B.   REPORTS ON FORM 8-K

             None

                                      SIGNATURES

    In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELECOMM INDUSTRIES CORP.


Date: August 22, 1996             /s/ Andrew G. Gorogiani
                                  -------------------------------------
                                  Andrew G. Gorogiani, President



Date: August 22, 1996             /s/ Frank Campanale
                                  -------------------------------------
                                  Frank Campanale, Treasurer