Form 10QSB/A
period 1996-03-31
TELECOMM INDUSTRIES CORP
filed 1996-10-25
CIK 87888

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                                   AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.



Commission File No. 0-4410.


                              TELECOMM INDUSTRIES CORP.
                  -------------------------------------------------
                  (Exact name of Issuer as specified in its charter)


         Delaware                                             06-0844558
-------------------------------                            --------------------
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


A.  Exhibit 27.   Financial Data Schedule

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

EXHIBIT INDEX

Exhibit 27 Financial Data Schedule