Form 10QSB
period 1996-09-30
TELECOMM INDUSTRIES CORP
filed 1996-11-19
CIK 87888

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

Commission File No. 0-4410.
                    ------

                            TELECOMM INDUSTRIES CORP.
                -------------------------------------------------
               (Exact name of Issuer as specified in its charter)

         Delaware                                                06-0844558
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              9310 Progress Parkway
                              Mentor, Ohio 44060
                    ----------------------------------------
                    (Address of principal executive offices)

                                   216-953-1400
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 1996: 9,607,791.

     Transitional Small Business Disclosure Format:
Yes            No   X
    -----         -----

                   TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES

                                      INDEX

Part I    FINANCIAL INFORMATION                                         Page No.
                                                                        --------

     Item 1.   Financial Statements (unaudited)                                3

               Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995                        4

               Consolidated Statements of Income -
               three and nine months ended September 30, 1996
               and September 30, 1995                                          5

               Consolidated Statements of Cash Flows -
               nine months ended September 30, 1996 and
               September 30, 1995                                              7

               Notes to Consolidated Financial Statements                      8

     Item 2.   Management's Discussion and Analysis                            9

Part II OTHER INFORMATION

     Item 5.   Other Information                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               14


     Signatures                                                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

     The Registrant's Financial Statements follow this page.




CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(Unaudited)                                                    ASSETS                             1996                1995
                                                                                                  ----                ----

Current Assets:
  Cash                                                                                       $    371,990        $    575,367
  Note receivable - current portion                                                                61,200              61,200
  Accounts receivable                                                                           2,815,512           1,348,997
  Inventory                                                                                       519,637             199,610
  Prepaid expenses                                                                                 63,195             145,567
  Employee advances                                                                                40,675              29,420
                                                                                             ------------        ------------

       Total current assets                                                                  $  3,872,209        $  2,360,161
                                                                                             ------------        ------------


Property and equipment - at cost, net of accumulated depreciation of $217,834
  and $131,323 at September 30, 1996 and December 31, 1995, respectively                          481,872             364,297
                                                                                             ------------        ------------

Other assets:
  Note receivable, less current portion                                                           354,805          $  375,446
  Intangibles, net of accumulated amortization of $16,705 and $11,606 at
  September 30, 1996 and December 31, 1995, respectively                                           82,777              87,876
                                                                                             ------------        ------------

                                                                                                  437,582             463,322
                                                                                             ------------        ------------


       Total assets                                                                          $  4,791,663        $  3,187,780
                                                                                             ------------        ------------
                                                                                             ------------        ------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                               $  406,078          $  126,000
  Current portion of long-term debt                                                                98,168              98,168
  Accounts payable - trade                                                                        553,913             143,388
  Payroll taxes payable                                                                            89,872              17,987
  Other accrued expense                                                                            34,563              16,190
  Deferred income taxes                                                                                --                  --
  Accrued commissions and contractor fees                                                         277,693             318,869
  Income taxes payable                                                                            292,296             162,130
  Accrued bonuses                                                                                 381,866             142,000
                                                                                             ------------        ------------

       Total current liabilities                                                                2,134,449           1,024,732
                                                                                             ------------        ------------


Long-term liabilities:
  Long-term debt, less current portion                                                            126,479             137,120
  Deferred income taxes                                                                           158,900             158,900
                                                                                             ------------        ------------

       Total liabilities                                                                        2,419,828           1,320,752

Stockholders' equity:
  Common stock $.01 par value; authorized - 10,000,000 shares;
  9,607,791 issued and outstanding, at September 30, 1996 and
  December 31, 1995                                                                                96,078              96,078
  Additional paid-in capital                                                                    2,145,706           2,145,706
  Receivables from stockholders                                                                  (103,999)           (163,202)
  Accumulated earnings (deficit)                                                                  234,050            (211,554)
                                                                                             ------------        ------------

       Total stockholders' equity                                                               2,371,835           1,867,028

  Commitments                                                                                          --                  --
                                                                                             ------------        ------------


       Total liabilities and stockholders' equity                                            $  4,791,663        $  3,187,780
                                                                                             ------------        ------------
                                                                                             ------------        ------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF INCOME
                                                                           QUARTERS ENDED               NINE MONTHS ENDED
                                                                    ----------------------------  ----------------------------
                                                                             (Unaudited)                   (Unaudited)
                                                                     September 30,  September 30,  September 30,  September 30,
                                                                         1996           1995           1996           1995
                                                                     ------------   ------------   ------------   ------------

Net revenues                                                          $2,588,107     $1,189,047     $6,834,289     $3,876,394

Commissions, contractor fees and related expenses                        743,735        542,973      2,269,335      1,758,853
Selling, general and administrative expenses                           1,571,465        634,508      3,826,197      1,752,186
                                                                      ----------     ----------     ----------     ----------

     Operating income                                                    272,907         11,566        738,757        365,355

Other income (expense):
     Gain (loss) on disposal of assets                                                     (731)          (870)          (731)
     Interest income                                                      10,820         18,524         38,067         50,999
     Interest expense                                                    (13,683)        (6,662)       (33,150)       (19,626)
                                                                      ----------     ----------     ----------     ----------
                                                                          (2,863)        11,131          4,047         30,642
                                                                      ----------     ----------     ----------     ----------

Income from continuing operations before income tax expense              270,044         22,697        742,804        395,997
income tax expense                                                       108,100         17,738        297,200        136,738
                                                                      ----------     ----------     ----------     ----------

     Net income                                                       $  161,944       $  4,959     $  445,604     $  259,259
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

Earnings per common and common equivalent share:
     Net Income                                                             0.02           0.00           0.05           0.03
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

Number of shares used in computing earnings per common and common
  equivalent share                                                     9,607,791      8,607,791      9,607,791      8,607,791
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
Dividends per common share                                                    --             --             --             --
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                          (Unaudited)

                                                                                                          1996           1995
                                                                                                          ----           ----

Cash flows from operating activities:

  Net income:                                                                                      $   445,604     $  259,259
  Adjustments to reconcile to net cash (used) provided by
     operating activities:
        Expenses not requiring the use of cash:
          Depreciation and amortization                                                                 91,610         52,002
          Deferred taxes                                                                                    --         39,100
           (Loss) gain on sale of fixed assets                                                              --           (731)
        Changes in assets and liabilities:
          Accounts receivable                                                                       (1,466,515)      (366,631)
          Inventory                                                                                   (320,027)       (28,381)
          Prepaid expenses                                                                              82,372        (28,071)
          Employee advances                                                                            (11,254)            --
          Security deposits                                                                                 --             --
          Accounts payable                                                                             410,525        (91,981)
          Accrued expenses                                                                              18,373             --
          Payroll taxes payable                                                                         71,885             --
          Accrued commissions and contractor fees                                                      (41,176)       146,665
          Income taxes payable                                                                         130,166         40,900
          Accrued bonuses                                                                              239,866             --
                                                                                                   -----------     ----------
                    Total adjustments                                                                 (794,175)      (237,128)
                                                                                                   -----------     ----------

                    Net cash (used) provided by operating
                    activities                                                                        (348,571)        22,131
Cash flows from investing activities:
  Proceeds from sale of fixed assets                                                                    15,595          9,103
  Purchases of fixed assets                                                                           (219,681)      (120,144)
  Purchase of Intangibles                                                                                              (2,500)
  Proceeds from stockholders receivables                                                                59,203             --
  Issuance of stock holders receivables                                                                     --       (123,826)
                                                                                                   -----------     ----------
                    Net cash used in investing activities                                             (144,883)      (237,367)
                                                                                                   -----------     ----------
Cash flows from financing activities:
  Payments on long-term debt                                                                          (105,067)       (37,086)
  Proceeds from issuance of common stock to employees                                                       --             --
  Proceeds from sale of common stock                                                                        --         75,334
  Proceeds from long-term debt                                                                          94,426         22,923
  Decrease in notes receivable                                                                          20,641        113,289
  Net borrowings under line of credit                                                                  280,077        103,000
                                                                                                   -----------     ----------
                    Net cash provided by financing activities                                          290,077        277,460
                                                                                                   -----------     ----------
  Net increase in cash                                                                                (203,377)        62,224
  Cash at beginning of period                                                                          575,367        172,709
                                                                                                   -----------     ----------
  Cash at end of period                                                                            $   371,990     $  234,933
                                                                                                   -----------     ----------
                                                                                                   -----------     ----------


                            TELECOMM INDUSTRIES, INC.
              NOTES TO CONSOLDIATED CONDENSED FINANCIAL STATEMENTS

1. GENERAL: Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

In the opinion of management of Telecomm Industries, Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations.

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

     Teleco distributes telecommunications services in the major metropolitan markets of the State of Ohio for Ameritech Corporation ("Ameritech") and sells telecommunication equipment and provides related installation, maintenance and repair services. AND distributes telecommunication services in Illinois, Indiana and Ohio for Ameritech. On a combined basis, Teleco and AND make the Company one of the largest Ameritech authorized distributors of voice and data transmission services.

     In order to stimulate internal growth, in the fourth quarter of 1995, the Company adopted an aggressive commission policy to actively attract and keep skilled, experienced salespeople, and shifted the Company from an external sales force of independent representatives to a combined sales force of internal salesmen and independent representatives. In addition, the Company opened new offices in several Illinois, Indiana and Ohio cities and expanded the size of other offices. The Company also restructured its sales forces into specialized teams dedicated to specific products and services, i.e., data transmission, voice transmission and cellular and Internet access services.

     Ameritech has advised the Company and other authorized distributors of a change in payment of sales commissions. This change began to take effect in the third quarter of 1996. Under the revised payment program, a portion of the earned commission is deferred and paid over the term of the customer contract. In addition, in the third quarter of 1996, Ameritech also implemented a new billing and customer record system in an effort to consolidate and standardize its five non-standard billing systems. As the new billing and record system is being implemented, commissions payments to authorized distributors, such as the Company, have been temporarily delayed. The combined effect on the Company of the change in timing of commission payments and the new system implementation is a lengthened collection period for receivables, which adversely affects the Company's working capital and cash flow. Ameritech has advised the Company that it expects that the new billing and record system will be fully installed during the fourth quarter of 1996.

RESULTS OF OPERATIONS

THIRD QUARTER OF 1996 COMPARED TO THIRD QUARTER OF 1995

     Net revenues increased 117.6% to $2.6 million for the third quarter of 1996 from $1.2 million in the comparable 1995 period, primarily due to the Company's office expansion, adoption of a new commission policy and restructuring of its sales force in the fourth quarter of 1995. To a lesser extent, as the Company achieved certain specified sales targets, net revenues increased because Ameritech paid higher commissions per sale to the Company in the third quarter of 1996 in accordance with the terms of the current agreement between Ameritech and the Company. Sales of equipment and interconnect services increased 69.3%, to $748,000 in the third quarter of 1996 from $442,000 in the comparable 1995 period. The increase was attributable to sales of new data hardware equipment during the quarter. Sales of network services increased 146.2%, to $1.8 million in the third quarter of 1996 from $748,000 in the comparable 1995 period.

     Commissions, contractor fees and related expenses increased $201,000 to $744,000 during the third quarter of 1996, a 36.9% increase from such expenses of $543,000 during the third quarter of 1995. The increase was due primarily to increased costs of labor and equipment to support additional sales in the third quarter of 1996. As a percentage of net revenues, these expenses decreased to 28.7% during the third quarter of 1996, from 45.7% during the third quarter of 1995, primarily due to the Company's restructuring of its sales force resulting in the accrual of performance bonuses for sales personnel which led to $290,000 of selling, general and administrative expenses instead of commission expenses.

     Selling, general and administrative ("SG&A") expenses increased $937,000 to $1.6 million in the third quarter of 1996, a 147.6% increase from SG&A expenses of $635,000 in the comparable 1995 period. As a percentage of net revenues, these expenses increased to 60.7% during the third quarter of 1996, from 53.3% during the third quarter of 1995, primarily as a result of the Company's restructuring of its sales force that shifted $290,000 to SG&A expenses.

     Income from continuing operations before income taxes increased by $243,000 to $270,000 in third quarter of 1996 from $23,000 in the comparable 1995 period for the reasons stated above, partially offset by a small decrease of $2,800 from investing activities net of interest earned and paid. Interest income decreased by $8,000 to $11,000 in the third quarter of 1996 compared to $19,000 in the third quarter of 1995, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $7,000 to $14,000 in the third quarter of 1996 from $7,000 in the third quarter of 1995, primarily due to increased borrowing by the Company under its line of credit facilities.

     The provision for income taxes increased by $90,000 to $108,000 in the third quarter of 1996 compared to $18,000 in the third quarter of 1995, due to higher earnings.

     As a result of the foregoing, net income increased by $157,000 to $162,000 in third quarter of 1996, from $5,000 in the comparable 1995 period.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

     Net revenues increased 76.3% to $6.8 million for the first nine months of 1996 from $3.9 million in the comparable 1995 period, primarily due to the Company's office expansion, adoption of a new commission policy and restructuring of its sales force in fourth quarter 1995. Sales of equipment and interconnect services increased 47.7%, to $2.0 million in the first nine months of 1996 from $1.3 million in the comparable 1995 period. The increase was attributable to sales of new data hardware equipment during the 1996 period. Sales of network services increased 91.4%, to $4.9 million in the first nine months of 1996 from $2.5 million in the comparable 1995 period.

     Commission, contractor fees and related expenses increased $510,000 to $2.3 million in the first nine months of 1996, a 29.0% increase from such expenses of $1.8 million in the first nine months of 1996. The increase was due primarily to increased costs of labor and equipment to support additional sales in the first nine months of 1996. As a percentage of net revenues, these expenses decreased to 33.2% during the first nine months of 1996, from 45.4% during the first nine months of 1995, primarily due to the Company's restructuring of its sales force resulting in the accrual of performance bonuses for sales personnel which led to $353,000 of SG&A expenses instead of commission expenses.

     SG&A expenses increased $2.1 million to $3.8 million in the first nine months of 1996, a 118.3% increase from SG&A expenses of $1.8 million in the comparable 1995 period. As a percentage of net revenues, these expenses increased to 56.0% during the first nine months of 1996, from 45.2% during the first nine months of 1995, primarily as a result of the Company's restructuring of its sales force that shifted $353,000 to SG&A expenses.

     Income from continuing operations before income taxes increased by $347,000 to $743,000 in the first nine months of 1996, an increase of 87.8% from $396,000 in the comparable 1995 period, primarily for the reasons stated above. Interest income decreased by $13,000 to $38,000 in the first nine months of 1996 compared to $51,000 in the first nine months of 1995, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $13,000 to $33,000 in the first nine months of 1996 from $20,000, primarily due to increased borrowing by the Company under its line of credit facilities.

     The provision for income taxes increased by $161,000 to $297,000 in the first nine months of 1996 compared to $137,000 in the first nine months of 1995, due to higher earnings.

     As a result of the foregoing, net income for the first nine months of 1996 was $446,000, an increase of $186,000, or 71.8%, from net income for the first nine months of 1995 of $259,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirement is to fund its growth, including working capital, acquisitions, and the purchase of equipment. The Company uses cash generated from operations, borrowings under its credit facilities, the sale of equity in private placements and vendor trade credit to fund these requirements.

     Cash at September 30, 1996 decreased $203,000, or 35.3% since December 31, 1995. Net cash used in operating activities was $349,000 in the first nine months of 1996 compared to cash from operating activities of $22,000 in the first nine months of 1995. The change was primarily attributable to a $1.4 million increase in accounts receivable in the first nine months of 1996 compared to a $367,000 increase in accounts receivable in the first nine months of 1995, as a result of the combined effect on the Company of Ameritech's change in timing of commission payments and its implementation of a new billing and customer record system, and to a lesser extent, a $320,000 increase in inventory in the first nine months of 1996 compared to a $28,000 increase in inventory in the first nine months of 1995. These increases in accounts receivable and inventory were partially offset by a $411,000 increase in accounts payable in the first nine months of 1996 compared to a $92,000 decrease in accounts payable in the first nine months of 1995.

     Net cash used in investing activities, primarily for vehicles and computer equipment to support increased sales, was $145,000 in the first nine months of 1996 compared to $237,000 in the first nine months of 1995. The change was primarily the result of purchases of fixed assets of $220,000 in the first nine months of 1996 compared to fixed asset purchases of $120,000 in the first nine months of 1995 and $124,000 in receivables from stockholders in the first nine months of 1995, $59,000 of which was repaid in the first nine months of 1996.

     Cash flow from financing activities was $290,000 in the first nine months of 1996 compared to $277,000 in the first nine months of 1995. Cash flows from financing activities in the 1995 period reflected the issuance of common stock in the amount of $75,000 and increased borrowing of $103,000 under the Company's line of credit facilities. Cash flows from financing activities in the 1996 period reflected increased borrowing of $280,000 under the Company's line of credit facilities.

     Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Inventory levels increased $320,000 from December 31, 1995 to September 30, 1996, primarily to support the Company's increased sales. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will be able to obtain these terms in the future.

     Approximately $194,000 in unused borrowing availability existed under the credit line of the Company's credit facilities at September 30, 1996. The Company believes that funds available under its line of credit facilities, cash reserves and funds generated from operations will be sufficient to provide the liquidity necessary to fund its anticipated capital and operational requirements over the next twelve months. However, as the Company continues to grow, it is considering additional sources of funding, including additional debt or equity financings. There is no assurance that the

Company will be able to obtain any additional debt or equity financing to support its continued growth.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, the dependance of the Company on one principal customer, Ameritech, for a significant portion of its revenues, changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act, the introduction of competitors into the market, the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, general economic conditions, and other risk factors discussed herein. These risks must be considered by an investor or potential investor in the Company.

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     On July 25, 1996, the Company announced that it signed a letter of intent to acquire Northeastern Communication Systems, a privately-held company that is headquartered in Green Bay, Wisconsin ("NCS"). NCS is one of Ameritech's largest distributors of voice and data systems in Wisconsin. In addition to Green Bay, NCS has offices in Milwaukee, Appleton, Beaver Dam and several other cities throughout the state from which it services its 12,000 customers. The Company hopes to close the acquisition by the end of the fourth quarter of 1996, after completion of due diligence. There is no assurance that the acquisition of NCS will be completed, or if completed, that it will be closed by the end of the fourth quarter of 1996.

     On May 23, 1996, the Board of Directors of the Company adopted an amendment to the Certificate of Incorporation authorizing an increase in the number of shares of Common Stock from 10,000,000 to 20,000,000. The additional shares would be available for issuance in acquisitions and private or public offerings. The Company anticipates that the proposed amendment will become effective in the fourth quarter of 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     27   Financial Data Schedule

B.   REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TELECOMM INDUSTRIES CORP.


Date: November 19, 1996            /s/ Andrew G. Gorogiani
                                   ------------------------------
                                   Andrew G. Gorogiani, President



Date: November 19, 1996            /s/ Frank Campanale
                                   ------------------------------
                                   Frank Campanale, Treasurer