Form 10KSB
period 1996-12-31
TELECOMM INDUSTRIES CORP
filed 1997-06-24
CIK 87888

                                     FORM 10-KSB

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For The Fiscal Year Ended December 31, 1996
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For The Transition Period From        To

                            Commission File Number 0-4410

                              TELECOMM INDUSTRIES CORP.
                         ------------------------------------
                (Exact Name Of Registrant As Specified In Its Charter)

               DELAWARE                                34-1765902
    ------------------------------           -------------------------------
       (State Of Incorporation)           (I.R.S. Employer Identification No.)

  9310 PROGRESS PARKWAY, MENTOR OHIO                      44060
 ---------------------------------------  ----------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (216) 953-1400

Securities Registered Pursuant To Section 12(b) Of The Act: None

Securities Registered Pursuant To Section 12(g) Of The Act:  Common Stock, $0.01
                                                             -------------------
Par Value
--------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No   X
   -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

    State registrant's revenues for its most recent fiscal year: $10,580,785.

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.01 par value: $5,575,048 (as of March 31, 1997)
-----------------------------------------------------------------------


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value: 9,642,800 (As Of March 31, 1997)
-----------------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one): Yes    ; No  X .
                                                                  ----     ---

                      TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES

                                        INDEX


Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . .  1

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . .  4

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 4.  Submission of Matters to Security Holders . . . . . . . . . . . .  4

Item 5.  Market for Common Equity and Related Shareholder Matters. . . . .  5

Item 6.  Management's Discussion and Analysis and Plan of Operation. . . .  5

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-1

Item 8.  Changes in and Disagreements with Accountants . . . . . . . . . .  N/A

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act . . . . . . . .  9

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  11

Item 11. Security Ownership of Certain Beneficial Owners and Management. .  11

Item 12. Certain Relationships and Related Transactions. . . . . . . . . .  13

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  13

                                        PART I


DESCRIPTION OF BUSINESS.

THE COMPANY.

    Telecomm Industries Corp. ("Telecomm" or the "Company"), a holding company incorporated under the laws of the State of Delaware, has its principal executive offices at 9310 Progress Parkway, Mentor, Ohio 44060 (telephone number 216-953-1400). Telecomm has two wholly-owned subsidiaries, Centel Corporation, an Ohio corporation doing business under the trade name Teleco ("Teleco"), and Authorized Network Distributors, Inc., an Ohio corporation ("A.N.D.").

    Telecomm was originally incorporated in 1967 as Scotco Data Leasing Incorporated, and from 1984 to October 18, 1993 Telecomm was inactive and had no operations. During 1995 and the first quarter of 1996, Telecomm expanded substantially through the acquisition of two Ameritech Authorized Distributors and the addition of new sales and geographic markets.

    Teleco was formed as a wholly owned subsidiary of Telecomm for the purpose of acquiring substantially all of the operating assets of Associate Security, Inc. ("ASI"). The purchase was effective April 14, 1994. Teleco has continued to use the acquired assets in the same manner as they were used by ASI prior to the purchase. Teleco encompassed Telecomm's entire business operations from January 1, 1995 until the acquisition of the A.N.D. companies on September 7, 1995. Effective December 31, 1994, Telecomm disposed of substantially all of the operating assets of its wholly-owned subsidiary, Telephone Communications, Inc. ("TCI"), which operated as an audio text information provider and service bureau. The disposition was in furtherance of Telecomm's revised business plan, which was approved by its Board of Directors in November 1994, to focus Telecomm's resources on telecommunication services and distributorships and related equipment sales and services. As indicated above, Telecomm had no operations from 1984 until its acquisition of TCI during the third quarter of 1993.

    A.N.D. was formed in August 1995 as a wholly owned subsidiary of Telecomm for the acquisition of three affiliated companies using the Authorized Network Distributors name (the "A.N.D. Companies"). The A.N.D. Companies were acquired by merger effective September 7, 1995 and had operated as an Ameritech authorized distributor of telecommunications services in Illinois, Indiana and Ohio. Telecomm has continued to operate the AND Companies in substantially the manner previously operated. The geographic markets presently served by A.N.D., following the Seraphim acquisition (which is described below), include the greater Chicago, Illinois, Peoria, Illinois, Merrilville, Indiana, South Bend, Indiana, Indianapolis, Indiana, Columbus, Ohio, Independence, Ohio and Dayton, Ohio areas. Teleco serves the Akron, Canton, Cleveland, Columbus, Dayton, Toledo and Youngstown, Ohio areas. NCS (which is defined below) has offices in Green Bay, Appleton and Milwaukee, Wisconsin.

    A.N.D. acquired Seraphim Information Systems, Inc., an Illinois corporation ("Seraphim"), by merger effective January 25, 1996. Seraphim operated as an Ameritech Authorized

Distributor of data services and integrated hardware and software networking solutions in northern Illinois, particularly the Chicago market.

    On January 4, 1997, Telecomm acquired Northeastern Communications Services, Inc., a Wisconsin corporation ("NCS"), by merger. NCS operated as an Ameritech Authorized Distributor of voice and usages services, and as an NEC distributor for PBX and Key telephone systems. NCS was headquartered in Green Bay, Wisconsin and had offices throughout the state. Telecomm continues to operate the businesses of Seraphim and NCS substantially in the manner previously conducted prior to their respective acquisitions.

    On March 13, 1997, Telecomm entered into a letter of intent to acquire Unitel Corporation of Indianapolis. Unitel operates as an Ameritech and Bell South authorized distributor. Unitel also distributes voice, data and LAN equipment and performs in-house software development. There is no assurance that a transaction with Unitel will be consummated.

PRODUCTS AND SERVICES.
    As Ameritech's largest authorized distributor, Telecomm sells Ameritech voice, data, cellular, video and telephone information network solutions throughout the Ameritech region. Telecomm has sales personnel in Illinois, Indiana, Wisconsin and Ohio. Ameritech voice services include Centrex, Centrex-ISDN, usage, audio-conferencing and voice mail. Ameritech data services include 56Kbps, DS1, DS3, Frame Relay, Sonet, ATM, and ISDN Prime.

    In addition to Ameritech services, Telecomm represents numerous voice and data telecommunications manufacturers and service suppliers, such as Northern Telecom, NEC, Toshiba, Amdahl, Ascend, Adtran and Cisco providing high quality products and value added services. Telecomm's value added services include system networking, installation, maintenance and repair services.

MARKETING AND SALES.
    Telecomm's subsidiaries presently employ 62 dedicated sales persons. Management and development of Telecomm's sales force are provided through Telecomm's Managing Vice Presidents and Regional Vice Presidents of Sales and Customer Support. Product training is provided by all service and equipment providers, generally, at no charge to Telecomm. Based upon their market area and experience level, sales personnel are each assigned a monthly objective for services and equipment sales. Additionally, Telecomm partners with other firms and individuals to supplement their product lines with voice and data applications provided by Telecomm through Ameritech.

MARKETS AND CUSTOMER BASE.
    Telecomm presently operates sales offices in LaGrange, Naperville, Peoria, Quad Cities and Savoy, Illinois; Indianapolis and South Bend, Indiana; and Mentor (Cleveland), Columbus, Dayton, Independence, and Akron, Ohio; and Green Bay, Appleton and Milwaukee, Wisconsin. Customer system sizes range from two lines to 7,600 lines and range in sophistication from basic telephone sets to extensive communications systems that include voice messaging, automatic call distribution, multi-location networks, advanced data networks including SONET, Frame Relay and

ATM, and sophisticated disaster recovery capabilities. Telecomm's customers can be found in all industries, particularly mid-size business enterprises, municipal governments, financial institutions, manufacturing and public school systems.

TELECOMMUNICATIONS INDUSTRY.
    The telecommunications industry is undergoing significant changes. The enactment of the Telecommunications Act of 1996 (the "Telecommunications Act") will bring significant change at the Federal and State levels. Local Exchange Carriers (LECs) who provide local telephone service and Inter-Exchange Carriers
(IXCs) who carry long distance traffic will begin competing for each other's services. Services historically offered at a single tariffed rate will be available at wholesale and retail rates. Accordingly, some customers will choose their service provider based entirely on price, while others will select their vendor based on the type and sophistication of services they provide.

     Local exchange and long distance service companies, cable TV companies, cellular service companies, computer concerns and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services. New companies are being formed to take advantage of wholesale pricing. Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunication services, have expanded the types of available communications services and products, as well as the number of companies offering such services.

    The distribution of telecommunications equipment and services is highly fragmented and competitive. Many of the major suppliers to the industry, such as Ameritech, AT&T and Northern Telecom, have sales forces that compete with their authorized distributors. These sales forces, as well as those of various distributors, compete for the same small and medium sized business customers that Telecomm targets. Telecomm competes as a full-service provider of its customers' telecommunications needs, providing quality services, competitive prices and a wide selection of equipment and services. Management believes that substantial opportunities will continue to arise to expand its business and increase stockholder value. Management intends to continue expanding the menu of services provided, primarily to provide more interconnect services to compliment its existing networking business, as well as to expand the geographic markets which it serves. Telecomm continues to seek and evaluate acquisitions of other telecommunications distributors, as well as to expand its sales through internal growth.

REGULATORY ENVIRONMENT.
    Telecomm's equipment and service providers are subject to regulation by the Federal Communication Commission ("FCC") and various state public utilities commissions. The Company anticipates that as local telephone service becomes more competitive under the provision of the Telecommunications Act that Ameritech, and consequently the Company, will face more competition in the provision of these services. Management believes the complex regulatory environment in which its equipment suppliers operate has little effect on Telecomm's ability to distribute equipment and services, and that many sources of supply exist for the types of equipment and services sold.

EMPLOYEE RELATIONS.
    As of December 31, 1996, Telecomm and its subsidiaries employed 112 persons, an increase from 88 persons at December 31, 1995. Of these employees, 108 are employed on a full-time basis and 4 are employed on a part-time basis. The increase was due primarily to the acquisition of Seraphim and the expansion of Teleco's sales force, markets served and services provided.

DESCRIPTION OF PROPERTY.
    Telecomm's principal offices are located in approximately 6,000 square feet of a one-story brick building located at 9310 Progress Parkway, Mentor, Ohio 44060. The facility is leased from an affiliate through November 31, 1998 at a monthly rate of $2,400 each month. The facility also houses the bulk of Teleco's operations, although Teleco has sales offices in Columbus and Dayton that are rented on a month-to-month basis. Telecomm has sales offices in several Illinois, Indiana and Ohio cities. Such offices are leased on a short-term basis not exceeding two years.

LEGAL PROCEEDINGS.
    Ameritech is investigating allegations of forged customer signatures on customer contracts for Ameritech's long distance services and products sold by NCS as a sales representative of Americtech. These transactions occurred prior to the acqusistion of NCS by Telecomm. No litigation has been commenced or is anticipated by management. Telecomm is not a party to, nor are any of Telecomm's assets subject to, any pending legal proceedings other than non-material litigation incidental to its business.

SUBMISSION OF MATTERS TO SECURITIES HOLDERS.
    None.

                                       PART II

              MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
    Since November 1, 1993, Telecomm's Common Stock has traded on the NASDAQ over-the counter market and has been quoted on the NASDAQ Electronic Bulletin Board under the symbol "TCMM." The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                REPRESENTATIVE PRICES
                                ---------------------

CALENDAR QUARTER               HIGH/ASK               LOW/BID
----------------               --------               -------

First quarter 1995                1/2                   1/4
Second quarter 1995               1-1/4                 1/4
Third quarter 1995                4-5/8               1-1/8
Fourth quarter 1995               4-1/4               1-7/8
First quarter 1996                2-3/4               1-3/4
Second quarter 1996               3-5/8               1-5/8
Third quarter 1996                2-1/2              1-7/16
Fourth quarter 1996               2-1/16                  1
First quarter 1997                1-3/4                   1

HOLDERS
    The approximate number of holders of Telecomm's Common Stock as of March 29, 1997 was 422.

UNREGISTERED STOCK ISSUANCES
    Telecomm issued 400,000 shares of Telecomm Common Stock to three individuals in consideration for all common stock outstanding of Seraphim Corporation on January 25, 1996. Such issuance was exempt under section 4(2) of the Securities Act of 1933, as amended (the "Act"). 35,000 shares of Telecomm common stock were issued to John Rodes, an employee of Centel, in January 1996 for $35,000. Such issuance was exempt under Section 4(2) of the Act.

DIVIDENDS
    Telecomm has not declared any cash dividends to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

OVERVIEW
    Telecomm was incorporated on December 13, 1967, and until December 1993, its name was Scoto Data Com., Inc. The Registrant has two wholly owned subsidiaries, Centel Corporation d/b/a Teleco ("Teleco") and Authorized Network Distributors, Inc. ("AND"). The operations of Teleco were primarily acquired in April 1994 and AND was acquired in September 1995. AND was acquired by merger, in a stock-for-stock exchange. AND acquired Seraphim by merger in January 1996, in a stock-for-stock exchange. The results of AND for 1995 and Seraphim for 1996 have been pooled with the results of Teleco.

    Teleco distributes telecommunications services in the major metropolitan markets of the State of Ohio for Ameritech Corporation ("Ameritech") and sells telecommunication equipment and provides related installation, maintenance and repair services. AND distributes telecommunication services in Illinois, Indiana and Ohio for Ameritech. On a combined basis, Teleco and AND make Telecomm the largest authorized Ameritech distributor of voice and data services and integrated hardware and software networking solutions in the Ameritech region.

    Because of a change in the commission payment structure Ameritech used in 1996, Telecomm adopted a new compensation plan for its sales force. Previous to June 1996, Ameritech paid 100% of the commissions earned at the time the service was installed. After June 1996, Ameritech began paying Telecomm 60% of the commissions earned at the time the service was installed and the remaining 40% over the life of the contract. Telecomm adopted an aggressive commission policy which enabled it to adjust to the new method of payment from Ameritech, while continuing to actively attract and maintain skilled, experienced salespeople.
In addition, Telecomm opened new offices in several Illinois, Indiana and Ohio cities and expanded the size of other offices. Telecomm also restructured its sales forces into specialized teams dedicated to specific products and services, i.e. data transmission, voice transmission, voice transmission and cellular and Internet access services.

    In addition, in the third quarter of 1996, Ameritech also implemented a new billing and customer record system in an effort to consolidate and standardize its five non-standard billing systems. As the new billing and record system is being implemented, commissions payments to authorized distributors, such as the Company, continue to be temporarily delayed. The combined effect on the Company of the change in timing of commission payments and the new system implementation is a lengthened collection period for receivables, which adversely affects the Company's working capital and cash flow.

1996 VS.1995
    Telecomm's net revenues in 1996 were $10,561,000, an 87% increase from 1995 net revenue. The revenue increase reflects a rapid growth in the sale of Ameritech products and services, which accounts for $7,526,000 or 71% of Telecomm net revenues in 1996, primarily attributed to extensive 1996 marketing efforts, including the addition of highly skilled sales and technical personnel in existing sales offices. To a lesser extent, as the Company achieved certain specified sales targets, net revenues increased because Ameritech paid higher commissions per sale to the Company in accordance with the terms of the agreement between Ameritech and the Company. Sales by Telecomm of interconnect services, which account for 29% of Telecomm's 1996 sales, increased to $3,035,000 an increase of 37% from the 1995 comparable period sales of $2,209,000.

    Commissions, contractor fees, and selling, general and administrative expenses increased by 80% to $9,609,000 from $5,348,000 in 1995. The increase includes over $1,752,000 in additional sales salaries and sales commissions, reflecting an increase in sales compensation attributable to 1996 sales growth. Increases in the costs to support the increase in equipment and network sales contributed an additional $1,288,000. Sales management and administrative expenses increased $1,221,000 due to increased volume of sales and further development and maturity of existing sales offices. The increase included management bonuses of $341,000 accrued in 1996 based upon office performance and profit contributions. As a percentage of net revenues, commissions, contractors fees and selling, general and administrative expenses decreased from 95% in 1995 to 91% in 1996.

    Other income (expense) was $ (28,000) in 1996 as compared to $45,000 in 1995. Included in this item for 1996 was $28,000 of net interest expense as compared to $44,000 net interest income in 1995 due to increased borrowing levels.

    Income from continuing operations before taxes increased 269%, to $923,000, from 1995 income of $343,000. The increase is attributable to the reasons set forth above.

    Tax expense increased 169% to $371,000 from 1995 tax expense of $138,000, primarily because of the increased income from continuing operations.

    Net income for 1996 was $552,000 an increase of 257% from 1995 net income of $206,000.

LIQUIDITY AND CAPITAL RESOURCES

    Telecomm's principal capital requirement is to fund its growth, including working capital, acquisition of companies, and the purchase of equipment. Telecomm uses cash generated from operations, borrowings under its credit facilities and the sale of equity in private placements to fund these requirements.

    Cash flow at December 31, 1996 decreased by $337,000, or 59% since December 31, 1995. The decrease is primarily attributable to a $2,213,000 increase in accounts receivable (exclusive of a $370,000 allowance for doubtful accounts), reflecting an increase in long-term accounts receivable of $1,014,000 because of the change in Ameritech's commission payment structure, coupled with Telecomm's continued rapid growth in the sale of Ameritech products and services. Offsetting the increase in receivables is $675,000 of sales and management bonuses and $400,00 in proceeds from long-term debt.

    The Company's 1996 capital expenditures were approximately $150,000, primarily representing furniture purchases for the newly opened sales offices in Independence and Indianapolis and laptop computer and LAN equipment purchases necessary to automate Telecomm's sales force.

    The change in the commission payment structure by Ameritech, which was implemented in June 1996, and Ameritech's continuing implementation of a new billing and customer record system, lengthened the collection period of receivables, adversely affecting cash flow. Telecomm believes cash flow will continue to be similarly affected as long as the existing Ameritech commission structure remains.

    Approximately $487,000 in unused borrowing availability existed under Telecomm's credit facility at December 31, 1996. Telecomm is pursuing additional funds under its credit facility, and coupled with cash reserves and funds generated from operations, believes sufficient funds will be available to provide the liquidity necessary to fund its anticipated existing capital, operational requirements, and acquisitions over the next twelve months. Telecomm is currently investigating additional acquisitions that could require other sources of funding, including additional private placements or other debt or equity offerings.

FORWARD-LOOKING STATEMENTS
    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to the dependence of Telecomm on one principal supplier, Ameritech, for a significant portion of its revenues; changes in Ameritech's commission payment plan resulting in potential decreases in long-term accounts receivable; changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act; the introduction of competitors into the market, including competitors with financial and other reserves significantly greater those of Telecomm; the ability of the Company to integrate NCS operations into the Company; the availability of other acquisitions and the integration of the operations of those acquisitions, if completed into the Company; the ability of Telecomm to continue to grow its sales force internally and to expend its product menu particularly in light of the increased competition in the telecommunication markets in which Telecomm operates; whether or not the Unitel transaction will be consummated; general economic conditions, and other risk factors discussed herein.

FINANCIAL STATEMENTS.
    Telecomm's Reports of Independent Accountants and Financial Statements follow this page.

                            TELECOMM INDUSTRIES CORP.

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                 for the years ended December 31, 1996 and 1995

INDEX


                                                                            PAGE
                                                                            ----

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . .    1

Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . . . .    2

Consolidated Statements of Income for the years ended December 31, 1996
   and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .    4

Consolidated Statements of Cash Flows for the years ended December 31,
   1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 7-17

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Telecomm Industries Corp.
Mentor, Ohio


We have audited the accompanying consolidated balance sheets of Telecomm Industries Corp. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telecomm Industries Corp. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Coopers Lybrand L.L.P

Cleveland, Ohio
May 27, 1997


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 and 1995

                              ASSETS                            1996           1995
                                                            ----------     ----------
 Current assets:
   Cash                                                     $  238,312     $  575,367
   Note receivable - current portion                           400,000         61,200
   Accounts receivable                                       2,548,961      1,348,997
   Inventory                                                   616,147        199,610
   Prepaid income taxes                                         48,260              -
   Prepaid expenses                                             38,660        145,567
   Employee advances                                           139,887         29,420
                                                            ----------     ----------
          Total current assets                               4,030,227      2,360,161
                                                            ----------     ----------
 Property and equipment - at cost,
   net of accumulated depreciation of $237,640
   and $131,215 at December 31, 1996 and 1995,
   respectively                                                482,712        364,297
                                                            ----------     ----------
 Other assets:
   Accounts receivable, long-term portion                    1,013,520              -
   Note receivable, less current portion                             -        375,446
   Intangibles, net of accumulated amortization
      of $18,238 and $11,606 at December 31,
      1996 and 1995, respectively                               81,244         87,876
                                                            ----------     ----------
                                                             1,094,764        463,322
                                                            ----------     ----------
          Total assets                                      $5,607,703     $3,187,780
                                                            ----------     ----------
                                                            ----------     ----------
               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Line of credit                                           $  113,384     $  126,000
   Current portion of long-term debt                           175,823         98,168
   Accounts payable - trade                                    408,848        143,388
   Payroll taxes payable                                       122,719         17,987
   Other accrued expense                                        56,185         16,190
   Deferred income taxes                                       106,321              -
   Accrued commissions and contractor fees                     455,582        318,869
   Income taxes payable                                         81,136        162,130
   Accrued bonus                                               816,900        142,000
                                                            ----------     ----------
          Total current liabilities                          2,336,898      1,024,732
                                                            ----------     ----------
 Long-term liabilities:
   Long-term debt, less current portion                        389,436        137,120
   Deferred income taxes                                       402,913        158,900
                                                            ----------     ----------
          Total liabilities                                  3,129,247      1,320,752
 Commitments and contingencies (Note 13)                             -              -
 Stockholders' equity:
   Common stock $.01 par value; authorized
      - 20,000,000 and 10,000,000 shares;
      issued - 9,742,791 and 9,742,791; outstanding
      - 9,642,791 and 9,607,791,
      at December 31, 1996 and 1995, respectively               96,428         96,078
   Additional paid-in capital                                2,085,887      2,145,706
   Receivables from stockholders                               (44,531)      (163,202)
   Retained earnings (deficit)                                 340,672       (211,554)
                                                            ----------     ----------
          Total stockholders' equity                         2,478,456      1,867,028
                                                            ----------     ----------
          Total liabilities and stockholders' equity        $5,607,703     $3,187,780
                                                            ----------     ----------
                                                            ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                               1996                1995
                                                         -------------       -------------
 Net revenues                                            $  10,560,785       $   5,645,321

 Commissions, contractor fees and related expenses           3,560,176           2,535,288
 Selling, general and administrative expenses                6,048,802           2,812,450
                                                         -------------       -------------

          Operating income                                     951,807             297,583
                                                         -------------       -------------

 Other income (expense):
   Gain (loss) on disposal of assets                              (870)                731
   Interest income                                              26,130              67,240
   Interest expense                                            (53,641)            (22,899)
                                                         -------------       -------------

                                                               (28,381)             45,072
                                                         -------------       -------------

 Income from operations before income tax expense              923,426             342,655
 Income tax expense                                            371,200             137,568
                                                         -------------       -------------

          Net income                                     $     552,226       $     205,087
                                                         -------------       -------------
                                                         -------------       -------------

 Earnings per common and common equivalent share                   .06                 .02
                                                         -------------       -------------
                                                         -------------       -------------

 Number of shares used in computing earnings
   per common and common equivalent share                    9,425,291           8,918,921
                                                         -------------       -------------
                                                         -------------       -------------

 Dividends per common share                                          -                   -
                                                         -------------       -------------
                                                         -------------       -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                  COMMON STOCK            ADDITIONAL     RECEIVABLES     RETAINED
                                                            -------------------------       PAID-IN         FROM         EARNINGS
                                                              SHARES         AMOUNT         CAPITAL     STOCKHOLDERS     (DEFICIT)
                                                            ----------     ----------     ----------    ------------    ----------
 Balance at December 31, 1994 as originally reported         8,227,791     $   82,278     $1,351,896     $ (138,764)    $ (424,821)

   Adjustments for Seraphim pooling                            400,000          4,000         (3,000)             -          8,180
                                                            ----------     ----------     ----------     ----------     ----------

 Balance at December 31, 1994 as restated                    8,627,791         86,278      1,348,896    $  (138,764)      (416,641)

   Settlement of AND notes from stockholders                         -              -              -        138,764              -

   Stock issued to employees                                   115,000          1,150         60,460              -              -

   Stock issued for private placement                          865,000          8,650        736,350              -              -

   Advances to stockholders                                          -              -              -       (163,202)             -

   Net income                                                        -              -              -              -        205,087
                                                            ----------     ----------     ----------     ----------     ----------

 Balance at December 31, 1995                                9,607,791         96,078      2,145,706       (163,202)      (211,554)

   Stock issued to employees                                    35,000            350           (350)

   Forgiveness of debt                                               -              -        (59,469)        59,469              -

   Settlement of advances to stockholders                            -              -              -         59,202              -

   Net income                                                        -              -              -              -        552,226
                                                            ----------     ----------     ----------     ----------     ----------

 Balance at December 31, 1996                                9,642,791     $   96,428     $2,085,887     $  (44,531)    $  340,672
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                1996           1995
                                                            ----------     ----------
 Cash flows from operating activities:
   Net income                                               $  552,226     $  205,087
   Adjustments to reconcile to net cash provided
      by (used in) operating activities:
     Expenses not requiring the use of cash:
       Depreciation and amortization                           120,664         74,067
       Deferred taxes                                          350,334        (56,100)
       Loss (gain) on sale of fixed assets                         870           (731)
     Changes in assets and liabilities:
       Accounts receivable                                  (1,199,964)      (766,236)
       Inventory                                              (416,537)       (47,089)
       Prepaid income taxes                                    (48,260)             -
       Prepaid expenses                                        106,907       (106,724)
       Employee advances                                      (110,467)       (29,420)
       Security deposits                                                          318
       Accounts payable                                        265,460       (101,693)
       Accrued expenses                                         39,995        (22,024)
       Payroll taxes payable                                   104,732          3,759
       Accrued commissions and contractor fees                 136,713        236,567
       Income taxes payable                                    (80,994)       124,595
       Accrued bonuses                                         674,900        142,000
                                                            ----------     ----------

          Total adjustments                                    (55,647)      (548,711)
                                                            ----------     ----------

          Net cash provided by (used in)
            operating activities                               496,579       (343,624)

 Cash flows from investing activities:
   Proceeds from sale of fixed assets                                -         11,196
   Purchases of fixed assets                                  (149,833)      (243,165)
   Proceeds from stockholders receivables                       59,202        138,764
   Issuance of stockholders receivable                               -       (163,202)
   Increase in long-term accounts receivable                (1,013,520)             -
   Decrease in notes receivable                                 36,646        143,354
                                                            ----------     ----------

          Net cash used in investing activities             (1,067,505)      (113,053)
                                                            ----------     ----------

 Cash flows from financing activities:
   Payments on long-term debt                                 (153,512)       (21,441)
   Proceeds from issuance of long-term debt                    400,000              -
   Proceeds from issuance of common stock to employees               -         65,000
   Proceeds from sale of common stock                                -        745,000
   Net borrowings under line of credit                         (12,617)       113,500
                                                            ----------     ----------

          Net cash provided by financing activities            233,871        902,059
                                                            ----------     ----------

 Net (decrease) increase in cash                              (337,055)       445,382
 Cash at beginning of year                                     575,367        129,985
                                                            ----------     ----------

 Cash at end of year                                        $  238,312     $  575,367
                                                            ----------     ----------
                                                            ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                1996           1995
                                                            ----------     ----------
 Supplemental disclosures of cash flow information:
   Cash was paid during the year for:
     Interest                                               $   53,641     $   22,899
     Income taxes                                              149,300         75,700

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION: Telecomm Industries Corp. ("Telecomm" or the "Company"), a holding company incorporated under the laws of the State of Delaware, has its principal offices in Northeast Ohio. The Company's wholly-owned subsidiaries include Centel Corporation, an Ohio corporation doing business under the tradename Teleco ("Teleco"), and Authorized Network Distributors ("AND"), an Indiana corporation.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

    BUSINESS AND INDUSTRY: Teleco and AND are Ameritech Authorized Distributors and full service providers of telecommunication services and equipment.

    The telecommunications industry is undergoing significant changes. Local exchange and long distance service companies, cable TV companies, cellular service companies, computer concerns and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services. Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunication services, have expanded the types of available communication services and products, as well as the number of companies offering such services.

    The distribution of telecommunications equipment and services is highly fragmented and competitive. Many of the major suppliers to the industry such as Ameritech, AT&T and Northern Telecom, have sales forces that compete with their authorized distributors. These sales forces, as well as those of various distributors, compete for the same small and medium sized business customers that Telecomm targets. Telecomm competes as a full-service provider of its customers' telecommunications needs, as well as quality, price and selection of equipment and services.

    USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: Management has determined that the carrying values of financial instruments, primarily accounts receivable, notes receivable (Note 3), accounts payable and debt (Note 6), approximate fair value.


    CONCENTRATIONS OF CREDIT RISK: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Ameritech and its subsidiaries accounted for 71% and 62% of the Company's revenues for 1996 and 1995, respectively. The Company has potential for risk of loss of receivables and earnings should Ameritech not perform to the contract. The Company establishes an allowance for possible losses based upon factors surrounding the credit and historical information. An allowance for doubtful accounts of approximately $370,000 was established in 1996 to cover losses or chargebacks related to accounts receivable.

    The Company maintains various bank accounts and at times, amounts may be in excess of FDIC insurance limits.

    PROPERTY AND EQUIPMENT: Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is computed principally by using straight-line and accelerated methods over estimated useful lives of 5 to 10 years. The provision for amortization of leasehold improvements is based on the term of the lease or the estimated useful lives, whichever is shorter.

    REVENUE RECOGNITION: All revenues are recognized when earned and are recorded net of estimated cancellations and chargebacks.

    INVENTORY: Inventory consists of purchased equipment for installation contracts and is recorded at lower of cost (first-in, first-out) or market value.

    INTANGIBLE ASSETS: Customer lists are being amortized on a straight-line basis over their estimated useful lives of 15 years. The Company's policy is to evaluate the intangible assets based on a review of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

    INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method of computing deferred income taxes, whereby deferred income taxes are recorded to reflect the income tax consequences on future years of temporary differences between the income tax and financial reporting bases of assets and liabilities as of the balance sheet date. Under the liability method, deferred income taxes are adjusted for tax rate changes as they occur.
    This method also provides for the current recognition of the expected income tax benefits from net operating losses if it is expected such income tax benefits are more likely than not to be realized.

    RECLASSIFICATIONS: Certain items in the 1995 financial statements of the Company have been reclassified to conform to the current year's presentation.


2.  ACQUISITIONS:

    On September 7, 1995, the Company issued 1,000,000 shares of its common stock for all of the outstanding common stock of AND. This acquisition has been accounted for by the pooling-of-interests method, and accordingly, the financial statements for the years ended December 31, 1996 and 1995 reflect the combined results of the businesses.

    On January 26, 1996, the Company issued 400,000 shares of its common stock for all of the outstanding common stock of Seraphim Information Systems, Inc. This acquisition has been accounted for by the pooling-of-interests method and accordingly, the financial statements for the years ended December 31, 1996 and 1995 reflect the combined results of the businesses.

    The following summary presents the results of operations of the two previously separate companies for the year ended December 31, 1995 that are included in the Company's consolidated results of operations:

                                       THE COMPANY     SERAPHIM
                                       -----------     --------

    Year ended December 31, 1995:
         Net revenues                  $  4,842,610   $  802,711
         Net income                    $    175,254   $   29,833


    As a result of the combination, the net assets and liabilities of the two previously separate companies were pooled and certain adjustments were made to conform the differing revenue recognition policies of the two companies.

    As a result of these conforming adjustments, accounts receivable, accrued bonuses and other current liabilities, income taxes payable and net income of the previously separate companies, now presented in the consolidated financial statements increased by $183,496, $156,862, $9,380 and $17,254, respectively.


    Additionally, the following unaudited summary reconciles the previously reported revenues and earnings of the Company with those that are included in the accompanying consolidated results of operations for the year ended December 31, 1995:

                                                 NET REVENUES   NET INCOME
                                                 ------------   ----------

    As previously reported                       $  4,842,610   $  175,254
    Adjustments as a result of  the combination       619,215       12,579
    Conforming adjustments                            183,496       17,254
                                                 ------------   ----------
    As currently reported                        $  5,645,321   $  205,087
                                                 ------------   ----------
                                                 ------------   ----------

3.  NOTE RECEIVABLE:

    In conjunction with the 1994 disposal of a previous subsidiary, the Company was issued a note receivable of $580,000, payable in 35 monthly installments of $20,000 (including accrued interest at 13%) through December, 1997. As of December 31, 1996, the balance of this receivable was $400,000. The note is collateralized by Company stock owned by the shareholders of Telephone Communications, Ltd. The balance was paid during the first quarter of 1997. Additionally, a note receivable for $59,469 was recorded at the time of sale. This balance was forgiven during 1996.

4.  PROPERTY AND EQUIPMENT:

    Property and equipment at December 31, 1996 and 1995, consists of the following:

                                                          1996           1995
                                                      ----------     ----------
         Office furniture, fixtures and equipment     $  498,898     $  282,989
         Transportation equipment                        219,304        212,523
         Leasehold improvements                            2,150
                                                      ----------     ----------
                                                         720,352        495,512
         Less:  accumulated depreciation                 237,640        131,215
                                                      ----------     ----------
                                                      $  482,712     $  364,297
                                                      ----------     ----------
                                                      ----------     ----------

    Depreciation expense charged to operations for the years ended December 31, 1996 and 1995, amounted to $112,531 and $63,597, respectively.


5.  INTANGIBLE ASSETS:

    Intangibles assets at December 31, 1996 and 1995 are as follows:

                                          1996           1995
                                       ---------      ---------
 Customer lists                        $  99,482      $  99,482
 Less accumulated amortization            18,238         11,606
                                       ---------      ---------
                                       $  81,244      $  87,876
                                       ---------      ---------
                                       ---------      ---------

6.  DEBT:

    Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                   1996          1995
                                                                 ----------    ----------
    Note payable to a financial institution entered
      on November 25, 1996 for $400,000 and
      collateralized by blanket filing on corporate
      assets with specific filings to cover present
      and future contract service for business
      acquisitions.  Interest accrues at 0.5% over
      the financial institutions prime rate (prime
      rate was 8.25% at December 31, 1996).  The note
      requires interest only payments for three months
      of $8,262  with principal and interest  payable
      in 47 monthly installments of $9,907 commencing
      February 28, 1997 and maturing on February 27,
      2001.  The final payment shall include any
      unpaid principal and accrued interest.                    $  400,000          -

    Unsecured notes payable to financial institution -
      due in monthly installments of $4,787 (including
      interest at 9.5%).                                              -        $  68,695

    Vehicle and equipment loans payable in monthly
      installments ranging from $295 to $1,000, (including
      interest ranging from 8.5% to 14.5%) through
      November 1999, secured by vehicles and equipment
      with a net book value of $179,364 and $165,514 at
      December 31, 1996 and 1995, respectively                     165,259       166,593
                                                                 ----------    ----------
         Total long-term debt                                      565,259       235,288
    Less current portion                                           175,823        98,168
                                                                 ----------    ----------
                                                                $  389,436    $  137,120
                                                                 ----------    ----------
                                                                 ----------    ----------

    Maturities of long-term debt are as follows:

       FISCAL YEAR
       -----------
          1997                    $  175,823
          1998                       181,044
          1999                       179,478
          2000                        21,505
          2001                         7,409
                                  ----------
                                  $  565,259
                                  ----------
                                  ----------

    The fair market value of the Company's long term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1996 and 1995, the fair value of the long term debt approximates the amount recorded in the financial statements.

    The Company also has lines of credit with Peoples Bank and NBD for an amount up to $600,000, of which $113,384 and $126,000 were outstanding at December 31, 1996 and 1995, respectively.

    The line of credit with Peoples Bank bears interest at the financial institution's prime plus 0.5% (prime rate was 8.25% and 8.75% at December 31, 1996 and 1995, respectively) and matures on December 31, 1999.
    Interest is payable monthly and is secured by all assets of the Company. The most restrictive covenant requires the Company to maintain certain debt service coverage. The line of credit with NBD bears interest of 1.5% over the financial institution's prime rate (the prime rate was 8.25% and 8.5% at December 31, 1996 and 1995, respectively) and is due on demand by the financial institution. Interest is payable monthly and is secured by accounts receivable, inventory, and equipment.

7.  INCOME TAXES:

    The provision (benefit) for income taxes consist of the following at December 31, 1996 and 1995:

                                                 1996          1995
                                             ----------    -----------
          Federal                            $    5,853    $  150,668
          State and local                        15,013        43,000
          Deferred - federal                    297,784       (56,100)
          Deferred - state and local             52,550         -
                                             ----------    -----------
                                             $  371,200    $  137,568
                                             ----------    -----------
                                             ----------    -----------

    The following is a reconciliation of income taxes computed at the federal statutory rate with income taxes recorded by the Company at December 31, 1996 and 1995:
                                                      1996          1995
                                                  ----------    -----------
 Statutory Federal income tax rate                   34.0 %         34.0 %
 State and local taxes (net of federal tax effect)    4.8            8.2
 "S" corporation income not subject to tax             -             2.4
 Non-deductible items                                 2.2            1.1
 Other                                                (.8)          (5.6)
                                                  ----------    -----------
 Effective tax rate                                  40.2 %         40.1 %
                                                  ----------    -----------
                                                  ----------    -----------


    The tax effect of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                               1996           1995
                                            -----------    -----------
 Assets - deferred accounts receivable      $  539,800     $    -
 Liabilities - installment sale                121,400        153,000
 Liabilities - accrued bonuses                (148,000)         -
 Other                                          (3,966)         5,900
                                            -----------    -----------
    Net deferred tax liability              $  509,234     $  158,900
                                            -----------    -----------
                                            -----------    -----------

8.  STOCKHOLDERS EQUITY DATA:

    Earnings per common share are computed on the basis of the weighted average number of shares outstanding. As of December 31, 1995, 125,000 shares of common stock issued to employees are restricted until such time as specified performance targets are achieved. These performance criteria were achieved at December 31, 1996, and therefore, all shares are now unrestricted, except as provided by law.

    On May 23, 1996, the Company's Board of Directors approved authorization for an additional 10,000,000 shares of common stock, thus increasing the number of shares authorized to 20,000,000.

9.  STOCK-BASED COMPENSATION PLANS:

    The 1995 Stock Option Plan provides for the grant of non-qualified options; the exercise price established at $.50 per share to approximate fair market value on the date of grant. Restricted stock awards vest over a specific period of time not more than 2 years. The plan's expiration date is July 5, 2005.

    There were 300,000 shares of common stock reserved for stock option awards at December 31, 1996 and 1995, respectively.

    The following are the shares exercisable at the corresponding exercise price at December 31, 1996 and 1995, respectively: 140,939 at $.50 and 33,000 at $.50.


    A summary of the status of the Company's stock options as of December 31, 1996 and 1995 changes during the year ended on those dates is presented below:
                                                                  WEIGHTED
                                                 SHARES (IN        AVERAGE
                                                 THOUSANDS)     EXERCISE PRICE
                                                 -----------    --------------
              Outstanding at December 31, 1994
                   Granted                         300,000           $  .50
                   Exercised                          -
                   Expired                            -
                                                      -
                                                 -----------    --------------

              Outstanding at December 31, 1995     300,000              .50
                   Granted                            -
                   Exercised                          -
                   Expired                            -
                                                 -----------    --------------

              Outstanding at December 31, 1996     300,000           $  .50
                                                 -----------    --------------
                                                 -----------    --------------

    FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for the recognition of cost related to stock option plans. Adoption of SFAS 123 is optional. As a result, the Company continues to apply APB opinion No. 25 and related Interpretations in accounting for its plans. However in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1995 are presented below.

    The fair value of each option granted during the year ended 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used to calculate both 1996 and 1995: (1) Average dividend yield of 0%, (2) expected volatility of 120%, and (3) expected life of 5 years. The month-end yields for a five year treasury strip (equivalent zero coupon) were used for the risk-free interest rate. This rate was 5.89% for 1995. There were no options granted in 1996.

    Had the Company used the fair value methodology for determining compensation expense, the Company's net income and net income per common share would not have changed from amounts reported in the accompanying financial statements.

    The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.


10. RELATED PARTY TRANSACTIONS:

    The Company currently leases office and warehouse space through an entity partially owned by a director/shareholder. The lease agreement calls for monthly payments of $2,400 through November 1998. Rent expense related to this lease amounted to $28,800 for the years ended 1996 and 1995.

    A director/shareholder of the Company is also an officer, director and shareholder of Long-Tell Communications, Inc., (see Note 14) a reseller of long distance telephone services. Certain sales personnel of Teleco also act as independent contractors for and receive commissions from Long-Tell Communications, Inc.

    At December 31, 1996, certain funds aggregating $400,000 were due from related parties. The balance was paid during the first quarter 1997. Additionally, a note receivable for $59,469 was recorded at the time of sale. This balance was forgiven during 1996.

11. EMPLOYEE BENEFIT PLAN:

    The Company sponsors a 401(k) plan that covers substantially all eligible employees. Contributions to the Plan are discretionarily determined by the Company's management. For the year ended December 31, 1996, contributions totalled $7,240. There were no contributions to the Plan during 1995.

12. FOURTH QUARTER ADJUSTMENTS (UNAUDITED):

    As a result of a change in the commission payment program in June 1996, during the fourth quarter 1996, the Company performed an evaluation of the Ameritech receivable balance. As a result of this review, adjustments to revenue totalling $916,288 were recorded. These adjustments related to the long-term receivables and certain bonus and accelerators due to the Company upon reaching predetermined level of sales. If these adjustments were recorded when earned, they would have the following effect on net revenues and net income as previously reported:

                                                                          UNAUDITED
                                                        ---------------------------------------------
                                                             AS
                                                         PREVIOUSLY
                                                          REPORTED        ADJUSTMENTS       RESTATED
                                                        ------------      -----------    ------------
    Net revenues:
      For the three months ended September 30, 1996     $  2,588,107      $  298,170     $  2,886,277
                                                        ------------      -----------    ------------
                                                        ------------      -----------    ------------
    Net income:
      For the three months ended September 30, 1996     $    161,944      $  298,170     $    460,114
                                                        ------------      -----------    ------------
                                                        ------------      -----------    ------------




13. COMMITMENTS AND CONTINGENCIES:

    The Company and its subsidiaries lease office space, equipment and vehicles under operating leases. Leases that expire are generally expected to be renewed or replaced by other leases.

    At December 31, 1996 future minimum rental payments applicable to noncancelable operating leases were as follows:

          1997                                   $  127,344
          1998                                       95,064
          1999                                       43,350
                                                 ----------
          Total minimum lease payments           $  265,758
                                                 ----------
                                                 ----------

    Rental expense for all operating leases was $206,211 and $90,262 in 1996 and 1995, respectively.

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated.

    Ameritech is investigating allegations of forged customer signatures on customer contracts for Ameritech's long distance services and products sold by NCS as a sales representative of Ameritech.

    No litigation has been commenced or is anticipated by management. Ameritech has not, nor does management anticipate, additional adjustments. There are no other claims that, in the opinion of management, would materially affect the financial position or results of operations of the Company.


14. SUBSEQUENT EVENTS:

    On January 2, 1997, the Company acquired Northeastern Communication System, Inc. ("NCS") under the provisions of a Stock Purchase Agreement. The Company plans on accounting for this transaction as a purchase. Under the terms of this agreement, the Company issued 400,000 shares of its common stock, $400,000 in cash and assumed $365,772 of NCS's liabilities for all of the outstanding common stock of NCS. Unaudited proforma financial information (assuming the acquisition was effected on January 1, 1995) is as follows:

                                    TELECOMM          NCS         PROFORMA
                                  ------------   -------------  ------------

    Year ended December 31, 1995:
      Net revenues                $  5,645,321   $  2,118,821   $  7,764,142
      Net income (loss)           $    205,087   $   (195,832)  $      9,255

    Year ended December 31, 1996
      Net revenues                $  10,560,785  $  1,967,058   $  12,527,843
      Net income (loss)           $     552,226  $   (250,472)  $     301,754

    In management's opinion, the proforma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition of NCS taken place on such date or of future results of operations of the combined businesses under the combined ownership of the Company.

    Additionally, on January 2, 1997 the Company entered into a Stock Purchase Agreement to purchase all of the outstanding stock of Long-Tell, Inc. of Mentor, Ohio. Under the terms of this agreement, the Company issued 112,500 shares of its common stock, $25,000 cash and a $200,000 note (bearing interest at a fixed rate of 9% and maturing January 2, 2002).

    All of the shares issued in NCS and Long-Tell acquisitions have certain restrictions that prohibit being traded until certain conditions are met.

    On March 3, 1997, the Company signed a letter of intent to merge with Unitel, Inc., a computer and telephone systems integrater. The merger is subject to the execution of a definitive merger agreement and completion of due diligence. Management continues to review this proposed transaction and anticipates completion in the latter half of 1997.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The current officers and directors of Telecomm are listed below. Each has been duly elected or appointed to serve in the capacities set forth opposite their respective names.

                               DATE SERVICE AS DIRECTOR      POSITIONS WITH
       NAME            AGE      OR OFFICER COMMENCED          REGISTRANT
       ----            ---      --------------------          ----------

Michael J. Toth         53           April 1994                 Director

James M. Lowery         49          January 1996               Director
                                    February 1997              Chairman

Frank Campanale         41           July 1995             Treasurer and Chief
                                                            Financial Officer

Deborah J. Heaton       42           April 1994            Vice President and
                                                                Secretary

Rita Koridek            42          February 1997             Director and
                                                            Vice President

Steven W. Smith         36          October 1993               Director

Raymond W. Sheets, Jr.  32          October 1993               Director

Peter Olk               49           February 1997           Director and
                                                            Vice President

Paul Stoyanoff          40           February 1997           Director and
                                                            Vice President

    MICHAEL J. TOTH. Mr. Toth served as the Chairman of Telecomm from July 1995 to February 1997, and as a Director since July 1994. He has also been President and a Director of Teleco since its inception. Mr. Toth has been for more than the past five years the President, a Director and controlling shareholder of ASI, from which Teleco acquired its operating assets in April 1994.

    JAMES M. LOWERY. Mr. Lowery became Chairman of Telecomm in February 1997 and has been President of Seraphim since August 1992 and a Director of Telecomm since July 1995. Previously, he was employed by Ameritech as Director of Channel Management for the authorized distributors in Ameritech's marketing area.

    PETER OLK. Mr. Olk has served on the Board of Directors of Telecomm since February 1997. From January 1992 to February 1997, he served as President and a member of the Board of Directors of Northeastern Communications Systems, Inc.

    RITA KORIDEK. Ms. Koridek has served as a Director of Telecomm since February 1997 and as a Regional Vice President since January 1996. From January 1995 to January 1996, she was a partner in Seraphim and from January 1995 to January 1997 she owned and managed St. James Sales and Consulting Group, an Ameritech pay phone distributorship in Illinois. From December 1993 to January 1995, Ms. Koridek served as a Vice President of Ameritech.

    FRANK CAMPANALE. Mr. Campanale has been Treasurer and Chief Financial Officer of AND since August 1992 and Treasurer and CFO of Telecomm since July 1995. From 1989-91, he was the owner of Executive Services, an accounting and bookkeeping service in Indiana.

    PAUL STOYANOFF. Mr. Stoyanoff has served as a Director and Vice President for Telecomm since February 1997. Prior to such time, he had served as the Managing Vice President of A.N.D. since October 1994. From October 1990 to October 1994, Mr. Stoyanoff served as a Regional Sales Manager for Tone Commander Systems of Redmond, Washington.

    DEBORAH J. HEATON. Ms. Heaton has been a Vice President of Telecomm since April 1994 and of Teleco since its inception and for more than the past five years has been the Vice President of ASI.

    STEVEN W. SMITH. Mr. Smith has been a Director of Telecomm since October 18, 1993. From 1991 to December 31, 1994, he was also President and Chairman of the Board of Directors of TCI. From 1989 to 1991 he was Vice President of Technical Communications, Inc., a company engaged in the telecommunications industry.

    RAYMOND W. SHEETS, JR. Mr. Sheets has been a Director of Telecomm since October 18, 1993. From 1991 to December 31, 1994, he was also Vice President, Treasurer, Secretary and a Director of TCI.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Michael J. Toth failed to file three Form 4's to report four dispositions of Common Stock by him. Such transactions were reported on a Form 5 for Mr. Toth, which was filed with the Securities and Exchange Commission on February 3, 1997.

    Both Raymond W. Sheets, Jr. and Stephen W. Smith failed to file three Form 4's to report 9 dispositions of Common Stock each, throughout 1996, and one Form 4 to report the acquisition of Common Stock from Telecomm.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate annual remuneration of Michael J. Toth, Chairman, James M. Lowery, President of Telecomm's Data Division and Rita Koridek, Vice President for Telecomm's fiscal year ended December 31, q1996. No other officer of the Company earned or received remuneration in excess of $100,000 in fiscal year 1996.

                       CAPACITIES IN WHICH
NAME OF INDIVIDUAL REMUNERATION WAS RECEIVED     SALARY    BONUS (1)(2)
------------------ -------------------------     ------    ------------

Michael J. Toth         Chairman                 $100,126          -0-

James M. Lowery         President of Telecomm's  $66,000        $86,000
                        Data Division (3)

Rita Koridek            Vice President           $65,000        $65,000

--------------------------
(1) Includes commissions earned in fiscal year.

(2) Omits certain bonuses that may have been earned in fiscal 1996 but were not calculable by the most recent practicable date of preparation of this Form 10-KSB.

(3) Subsequent to year end 1996, Mr. Lowery became Chairman of Telecomm.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of May 29, 1997 regarding ownership of Common Stock by each person known to Telecomm to beneficially own more than 5% of Telecomm's Common Stock, each director and executive officer of Telecomm, and directors and executive officers as a group.

                     NAME AND ADDRESS(1)           AMOUNT            PERCENT
TITLE OF CLASS       OF BENEFICIAL OWNER             OWNED          OF CLASS
--------------       -------------------             -----          --------

Common Stock       Michael J. Toth                 460,000            4.8%

Common Stock       Rita Koridek                    190,000            2.0%
                   AND Industries
                   80 South LaGrange Rd.,
                   Suite #5
                   LaGrange, IL  60525

Common Stock       James M. Lowery                 190,000            2.0%
                   AND Industries
                   80 South LaGrange Rd.,
                   Suite #5
                   LaGrange, IL  60525

Common Stock       Frank Campanale                 147,501            1.5%

Common Stock       Deborah J. Heaton               280,000            2.9%

Common Stock       Steven W. Smith               2,061,000           21.4%
                   9241 Ravenna Road, Suite C9
                   Twinsburg, Ohio  44087

Common Stock       Raymond W. Sheets, Jr.        2,061,000           21.4%
                   9241 Ravenna Road, Suite C9
                   Twinsburg, Ohio  44087

Common Stock       Peter Olk                       378,400            3.9%

Common Stock       All officers and              5,767,901           58.8%
                   directors as a group

------------------------

(1) Address is the business address of Telecomm unless otherwise included.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Telecomm's Mentor, Ohio facilities are leased from an entity which is owned in part by Michael J. Toth, an officer and director and stockholder of Telecomm. Mr. Toth was also an officer, director and stockholder of Long-Tell Communications, Inc. ("Long Tell"), a reseller of long distance telephone services. Certain sales personnel of Teleco also acted as independent contractors of Long-Tell and received commissions from Long-Tell for sales in fiscal 1996. Telecomm purchased all of the outstanding stock of Long-Tell on January 2, 1997.

    On April 30, 1996 Telecomm loaned Mr. Toth $100,000, which loan accrued interest at a rate of 9.0% per annum. The principal of the loan was paid in full on June 30, 1996. A balance of $1,500, representing interest, remains outstanding.

    The assets of TCI, a subsidiary of the Company, were sold to Telephone Communications, Ltd., a corporation owned by Messrs. Smith and Sheets, stockholders and directors of Telecomm, effective December 31, 1994. In consideration for such sale, Messrs. Smith and Sheets issued Telecomm a promissory note in the principal amount of $580,000, payable in 35 monthly installments of $20,000. On January 2, 1997, Telecomm forgave the then remaining balance of this promissory note, which was $59,469, in consideration for the payment of the remaining balance of $400,000 then due.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    A.   INDEX TO EXHIBITS
         -----------------

Exhibit
Number   Description
------   -----------

  2.1 Merger Agreement dated September 5, 1995 regarding Authorized Network Distributors, Inc.(1)

  2.2 Merger Agreement dated January 23, 1996 regarding Seraphim Information Systems, Inc.(2)

  3.4    By-Laws of Registrant.(3)

---------------------------

    (1) Filed as an exhibit to Telecomm's Current Report on Form 8-K dated September 7, 1995, and incorporated herein by reference.

    (2) Filed as an exhibit to Telecomm's Current Report on Form 8-K dated January 25, 1996, and incorporated herein by reference.

    (3) Filed as an exhibit to Telecomm's Annual Report on Form 10-KSB for the year ended December 31, 1994.

  3.5* Amended and Restated Certificate of Incorporation of the Registrant, dated October 1, 1996

  10.1* Non-Exclusive Authorized Distributor Agreement between Telecomm and Ameritech.

  21*    Subsidiaries of Registrant.

  27*    Financial Data Schedule

    B.   REPORTS ON FORM 8-K.

         None.








* Filed herewith

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELECOMM INDUSTRIES CORP.


                                  By:  /s/ James M. Lowery
                                     --------------------------------------
                                     James M. Lowery, Chairman

                                  And: /s/ Frank Campanale
                                       ------------------------------------
                                       Frank Campanale, Treasurer and
                                       Chief Financial and Accounting Officer

Date:    June 16, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE
---------                       -----                           ----


/s/ Michael J. Toth             Director                        June 16, 1997
-------------------------
Michael J. Toth


/s/ Rita Koridek                Director and                    June 16, 1997
-------------------------       Vice President
Rita Koridek

/s/ James M. Lowery             Director and                    June 16, 1997
-------------------------       Chairman
James M. Lowery

/s/ Steven W. Smith             Director                        June 16, 1997
-------------------------
Steven W. Smith


/s/ Raymond W. Sheets, Jr.      Director                        June 16, 1997
-------------------------
Raymond W. Sheets, Jr.


/s/ Frank Campanale             Treasurer and Chief Financial   June 16, 1997
-------------------------       and Accounting Officer
Frank Campanale