Form 10-Q
period 1997-03-31
TELECOMM INDUSTRIES CORP
filed 1997-07-09
CIK 87888

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

Commission File No. 0-4410.

                               TELECOMM INDUSTRIES CORP.
                      ------------------------------------------
                  (Exact name of Issuer as specified in its charter)

               DELAWARE                                          06-0844558
------------------------------------------                ---------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)
                                9310 Progress Parkway
                                 MENTOR, OHIO 44060
          ------------------------------------------------------------------
                       (Address of principal executive offices)

                                     216-953-1400
       -----------------------------------------------------------------------
                             (Issuer's telephone number)

      --------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X        No
     -----------       -----------

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997: 10,300,746.

    Transitional Small Business Disclosure Format:
Yes                No      X
    ----------         ---------

                      TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES

                                        INDEX

Part I   FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

    Item 1.   Financial Statements (unaudited)                             1

              Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                         2

              Consolidated Statements of Cash Flows -
              three months ended March 31, 1997 and
              March 31, 1996                                               3

              Consolidated Statements of Operations -
              the three months ended March 31, 1997 and
              March 31, 1996                                               4

              Notes to Consolidated Financial Statements                   5

    Item 2.   Management's Discussion and Analysis                         6

Part II OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                            11

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    The Registrant's Financial Statements follow this page.

                              Telecomm Industries Corp.
                        Unaudited Consolidated Balance Sheet
                        March 31, 1997 and December 31, 1996


                                                                                       Quarter           Year
                                                                                        ended            ended
                                                                                      March 31,      December 31,
                                                                                        1997             1996
                                                                                        ----             ----

                                              Assets
Current assets:
Cash and cash equivalents                                                         $    183,367      $    238,312
Notes receivable - current portion                                                           0           400,000
Accounts receivable - trade                                                          2,238,207         2,548,961
Inventories                                                                            555,119           616,147
Prepaid income taxes                                                                    55,465            48,260
Prepaid expenses                                                                        21,531            38,660
Employee advances                                                                      241,612           139,887
                                                                                  ------------      ------------
                                       Total current assets                          3,295,301         4,030,227
                                                                                  ------------      ------------

Property and equipment-at cost net of accumulated depreciation of $286,819
and $235,679 at March 31, 1997 and December 31, 1996, respectively                     755,377           482,712

Other assets:
Accounts receivable, less current portion                                            1,423,191         1,013,520
Intangibles - net of accumulated amortization of $38,928 and $20,200 at
March 31, 1997 and December 31, 1996, respectively                                   1,133,850            81,244
                                                                                  ------------      ------------
                                           Total assets                           $  6,607,719      $  5,607,703
                                                                                  ------------      ------------
                                                                                  ------------      ------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit                                                                    $    398,920      $    113,384
Current portion of long-term debt                                                      295,563           175,823
Accounts payable trade                                                                 308,764           408,848
Accrued payroll and related expenses                                                   157,291           122,719
Other accrued expenses                                                                  37,411            56,185
Deferred income taxes                                                                  106,321           106,321
Accrued commissions and contractor fees                                                409,293           455,582
Income taxes payable                                                                    71,061            81,136
Accrued bonus                                                                          445,000           816,900
                                                                                  ------------      ------------
                                      Total current liabilities                      2,229,624         2,336,898
                                                                                  ------------      ------------

Long-term liabilities:
Long-term debt, less current portion                                                   826,782           389,436
Deferred income taxes                                                                  483,001           402,913
                                                                                  ------------      ------------
                                          Total liabilities                          3,539,407         3,129,247
                                                                                  ------------      ------------

Stockholders' equity:
Common stock $.01 par value: authorized - 20,000,000 shares: issued - 10,300,746 and 9,742,791: outstanding - 10,200,746 and 9,642,791, at March 31, 1997 and
December 31, 1996                                                                      102,008            96,078
Additional paid in capital                                                           2,548,640         2,086,237
Receivables from stockholders                                                          (44,531)          (44,531)
Retained earnings                                                                      462,195           340,672
                                                                                  ------------      ------------
                                    Total stockholders' equity                       3,068,312         2,478,456
                                                                                  ------------      ------------
                            Total liabilities and stockholders' equity            $  6,607,719      $  5,607,703
                                                                                  ------------      ------------
                                                                                  ------------      ------------


See notes to unaudited consolidated balance sheet


                              Telecomm Industries Corp.
                   Unaudited Consolidated Statements of Cash Flows
                    for the quarters ended March 31, 1997 and 1996



                                                                                                 1997                1996
                                                                                                 ----                ----


Cash flows from operating activities:
  Net income                                                                                $    121,523        $    149,948
  Adjustments to reconcile to net cash provided by (used in) operating activities:
    Expenses not requiring the use of cash:
      Depreciation and amortization                                                               69,868              28,786
      Deferred taxes                                                                              80,088                 -
      Loss (gain) on sales of fixed assets                                                                               -
    Changes in assets and liabilities:
      Accounts receivable                                                                        310,754            (182,671)
      Inventory                                                                                   61,028             (26,839)
      Prepaid income taxes                                                                        (7,205)                -
      Prepaid expenses                                                                            17,129              19,994
      Employee advances                                                                         (101,725)              9,699
      Accounts payable                                                                          (100,084)            (15,193)
      Accrued expenses                                                                           (18,774)            (14,253)
      Payroll taxes payable                                                                       34,572              39,743
      Accrued commissions and contractor fees                                                    (46,289)            (99,372)
      Income taxes payable                                                                       (10,074)            (70,330)
      Accrued bonuses                                                                           (371,900)            (35,134)
                                                                                            ------------        ------------
        Total adjustments                                                                        (82,612)           (345,570)
                                                                                            ------------        ------------

        Net cash provided by (used in) operating activities                                 $     38,911        $   (195,622)

    Cash flows from investing activities:
      Purchases of fixed assets                                                                 (323,805)           (107,085)
      Purchase acquisition of Long-Tell Communications, Inc.                                    (317,925)
      Purchase acquisition of Northeastern Communication Services, Inc.                         (753,410)
      Proceeds from stockholders receivables                                                                          41,184
      Increase in long-term accounts receivable                                                 (409,671)                -
      Decrease in notes receivable                                                               400,000              15,636
                                                                                            ------------        ------------
        Net cash used in investing activities                                                 (1,404,811)            (50,265)
                                                                                            ------------        ------------

    Cash flows from financing activities:
      Payments on long-term debt                                                                 (79,655)              4,653
      Proceeds from issuance of long-term debt                                                   636,741                 -
      Proceeds from issuance of common stock to employees                                         45,000
      Proceeds from issuance of common stock for purchase acquisitions                           423,333
      Net borrowings under line of credit                                                        285,536             154,613
                                                                                            ------------        ------------
                                                                                               1,310,955             159,266
                                                                                            ------------        ------------

    Net (decrease) increase in cash                                                              (54,945)            (86,621)
    Cash at beginning of period                                                                  238,312             575,367

                                                                                            ------------        ------------
    Cash at end of period                                                                   $    183,367        $    488,746
                                                                                            ------------        ------------
                                                                                            ------------        ------------

  See notes to unaudited statement of cash flows


                               Telecomm Industries Corp
                         Consolidated Statement of Operations
                                     (Unaudited)


                                                    Quarter Ended Quarter Ended
                                                    ------------- -------------

                                                      March 31,     March 31,
                                                         1997          1996
                                                    ------------- -------------


Net revenues                                       $  2,594,059   $  1,930,762

Commissions, contractor fees, and related expenses      828,605        660,812
Selling, general and administrative expenses          1,532,925      1,030,317
                                                   ------------   ------------

                        Operating income                232,529        239,633

Other income (expense):
  Gain(loss) on disposal of assets                          -              -
  Interest income                                         2,692         13,053
  Interest expense                                      (32,683)        (7,739)

                                                   ------------   ------------
                                                        (29,991)         5,314
                                                   ------------   ------------

Income from operations before income tax expense        202,538        244,947
Income tax expense (credit)                              81,015         95,000
                                                   ------------   ------------

                                                   ------------   ------------
                        Net income                 $    121,523   $    149,947
                                                   ------------   ------------
                                                   ------------   ------------

Earnings per common and common equivalent share
                                                   ------------   ------------
  Net income                                               0.01           0.02
                                                   ------------   ------------
                                                   ------------   ------------

Number of shares used in computing earnings per
                                                   ------------   ------------
  common and common equivelant share                 10,200,746      9,607,791
                                                   ------------   ------------
                                                   ------------   ------------

                                                   ------------   ------------
Dividends per common share                                 -              -
                                                   ------------   ------------
                                                   ------------   ------------


See notes to unaudited statement of operations

                              TELECOMM INDUSTRIES, CORP.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

2. The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulations S-X and do not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, the accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-QSB of Telecomm Industries Corp. ("Telecomm" or the "Company") for the year ended December 31, 1996. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations. These adjustments are of a normal and recurring nature.

3. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Telecomm was incorporated on December 13, 1967, and until December 1993, its name was Scoto Data Com., Inc. The Registrant has two wholly owned subsidiaries, Centel Corporation d/b/a Teleco ("Teleco") and Authorized Network Distributors, Inc. ("AND"). The operations of Teleco were primarily acquired in April 1994 and AND was acquired in September 1995. AND was acquired by merger, in a stock-for-stock exchange. AND acquired Seraphim Information Systems, Inc. ("Seraphim") by merger in January 1996, in a stock-for-stock exchange. The results of AND for 1995 and Seraphim for 1996 have been pooled with the results of Teleco.

    Teleco distributes telecommunications services in the major metropolitan markets of the State of Ohio for Ameritech Corporation ("Ameritech") and sells telecommunication equipment and provides related installation, maintenance and repair services. AND distributes telecommunication services in Illinois, Indiana and Ohio for Ameritech.

    On January 3, 1997, Telecomm acquired Northeastern Communications Services, Inc., ("NCS"), a privately-held Wisconsin corporation. NCS operated as an authorized Ameritech Distributor of voice and usage services, and as an NEC distributor for PBX and Key telephone systems. The acquisition was accomplished through a merger of NCS into Telecomm. The consideration paid by Telecomm was comprised of (a) $400,000 in cash, (b) 400,000 shares of Telecomm's common stock, par value $.01 per share (the "Common Stock") and (c) the payment by Telecomm of $250,000 of liabilities of NCS. On a combined basis, Teleco, AND, and NCS make Telecomm the largest authorized Ameritech Distributor of voice and data services and integrated hardware and software networking solutions in the Ameritech region.

    On January 3, 1997, Telecomm also acquired Long-Tell Communications, Inc. ("LTI"), an Ohio corporation, providing long distance access services through LCI, a major Midwest long distance access provider. This acquisition was accomplished by a merger of LTI into Telecomm. The consideration paid by Telecomm was comprised of (a) $25,000 in cash, (b) 112,500 shares of Common Stock and (c) a promissory note of Telecomm in the principal amount of $200,000, bearing interest at 9% per annum payable in monthly installments of interest only, with the principal payable on January 3, 2002. The promissory note is unsecured and subordinate to all future borrowings by Telecomm. Both the NCS and LTI transactions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired over the liabilities assumed. In the acquisitions of NCS and LTI, any excess of the purchase price paid over the estimated fair market value of the assets acquired was allocated to goodwill, which resulted in approximately $1,045,000 of goodwill reflected on the March 31, 1997 balance sheet.

    On March 13, 1997, Telecomm entered into a letter of intent to acquire Unitel Corporation of Indianapolis ("Unitel"). Unitel operates as an Ameritech and Bell South authorized distributor. Unitel also distributes voice, data, and LAN equipment and performs in-house software development. There is no assurance that a transaction will be consummated.

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

    In addition, in the third quarter of 1996, Ameritech implemented a new billing and customer record system in an effort to consolidate and standardize its five non-standard billing systems. As the new billing and record system is being implemented, commissions payments to authorized distributors, such as the Company, continue to be temporarily delayed. The combined effect on the Company of the change in timing of commission payments and the new system implementation is a lengthened collection period for receivables, which adversely affects the Company's working capital and cash flow; however, the Company anticipates that as changes in the billing and records system are implemented there will be a positive impact on working capital and cash flow in the second quarter of 1997.

FIRST THREE MONTHS OF 1997 COMPARED TO FIRST THREE MONTHS OF 1996

    The Company's net revenues increased 34% to $2.6 million for the first three months of 1997 from $1.9 million in the comparable 1996 period, primarily due to increased equipment sales and services and partially offset by a reduction in base commissions paid by Ameritech at the time the service is installed pursuant to the change in Ameritech's commission payment structure instituted in 1996. Net revenues from equipment sales and services increased 92% to $1.1 million from $.6 million in the first three months of 1996, including $242,000 in sales generated by NCS. Net revenues from network services increased 6% to $1.4 million in 1997 from $1.3 million in the comparable 1996 period. For the three months ended March 31, 1997, sales of equipment and related services represented 42% of net revenues, sales of Ameritech services represent 55% of net revenues, and long-distance and other services represented 2% of net revenue compared to 30% equipment sales and services and 70% Ameritech sales and services at March 31, 1996. Revenues attributed to Ameritech services related to data transmission increased 146% to $235,000 from $161,000 in the comparable 1996 period, and sales of voice transmission services decreased 13% to $1,038,000 from $1,186,000 in the comparable period in 1996.

    Commission, contractor fees and related expenses increased $168,000 to $.8 million in the first three months of 1997, a 25% increase from such expenses of $.7 million in the first three months of 1996. The increase was due primarily to increased costs of labor and equipment to support additional sales in the first three months of 1997. As a percentage of net revenues, these expenses decreased to 32% during the first three months of 1997, from 34% during the first three months of 1996, primarily due to shifting to less dependence on sales generated from independent sales representatives.

    Selling, general and administrative expenses ("SG&A") increased $.5 million to $1.5 million in the first three months of 1997, a 52% increase from SG&A expenses of $1 million in the comparable 1996 period. As a percentage of net revenues, these expenses increased to 60% during the first three months of 1997, from 53% during the first three months of 1996, primarily as a result of an increase in personnel as a result of the NCS acquisition and an adjustment to increase base sales salaries to more closely reflect sales production.

    Interest income decreased by $10,000 to $3,000 in the first three months of 1996 compared to $13,000 in the first three months of 1996, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $25,000 to $33,000 in the first three months of 1997 from $8,000, primarily due to increased borrowing by the Company under its line of credit facilities and the issuance of new notes in connection with the acquisition of LTI and NCS.

    Income from continuing operations before income taxes decreased by $42,000 to $203,000 in the first three months of 1997, a decrease of 17% from $245,000 in the comparable 1996 period, primarily for the reasons state above.

    The provision for income taxes decreased by $14,000 to $81,000 in the first three months of 1997 compared to $95,000 in the first three months of 1996, due to lower earnings.

    As a result of the foregoing, net income for the first three months of 1997 was $121,000, a decrease of 19%, from net income for the first three months of 1996 of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirement is to fund its growth, including working capital, acquisitions of other companies, and the purchase of equipment. The Company uses cash generated from operations, borrowings under its credit facilities, the sale of equity in private placements and vendor trade credit to fund these requirements.

    Cash at March 31, 1997 decreased $55,000, or 23%, since December 31, 1996. Net cash provided by operating activities was $39,000 in the first three months of 1997 compared to cash used in operating activities of $196,000 in the first three months of 1996. The change was primarily attributable to a $311,000 decrease in accounts receivable in the first three months of 1997, compared to a $183,000 increase in accounts receivable in the first three months of 1996, as a result of the combined effect on the Company of Ameritech's change in timing of commission payments and its implementation of a new billing and customer record system, and to a lesser extent, a $61,000 decrease in inventory in the first three months of 1997 compared to a

$27,000 increase in inventory in the first three months of 1996. These decreases in accounts receivable and inventory were offset by a $372,000 decrease in accrued bonuses in the first three months of 1997 compared to a $35,000 decrease in accrued bonuses in the first three months of 1996.

    Net cash used in investing activities increased to $1.4 million in the first quarter of 1997 compared to net cash used in investing activities of $50,000 in the comparable 1996 period, primarily as a result of the acquisitions of NCS and LTI in the 1997 first quarter.

    Cash flow from financing activities was $1.3 million in the first three months of 1997 compared to $159,000 in the first three months of 1996 primarily because of increased long-term debt and common stock issued to fund acquisitions in 1997. The Company incurred a promissory note for $400,000, bearing interest at an annual rate equal to .5% in excess of the prime rate in effect from time to time, payable in 36 equal monthly installments, commencing January 10, 1997 and maturing on January 10, 2000. This loan is secured by a lien on all of Telecomm's assets.

    Michael J. Toth, then Chairman of the Board and Chief Executive Officer and a director of the Company, held 50% of the shares of LTI. In the acquisition of LTI, he received $25,000 in cash and the $200,000 promissory note from the Company, bearing interest at 9% per annum payable in monthly installments of interest only, with the principal payable on January 3, 2002. The promissory note is unsecured and subordinate to all future borrowings by Telecomm.

    Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Inventory levels decreased $61,000 from December 31, 1996 to March 31, 1997, primarily to support the Company's increased sales. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will be able to obtain these terms in the future.

    Approximately $100,000 in unused borrowing availability exists under the credit line of the Company's credit facilities at March 31, 1997. The Company is attempting to increase its line of credit. The Company believes its cash reserves and funds available from the line of credit will be sufficient to provide the liquidity necessary to fund its anticipated capital and operational requirements over the next twelve months. The Company may also seek to obtain additional sources of funding, including additional debt or equity financings as it continues to grow. There is no assurance that the Company will be able to obtain an increase in its line of credit or additional debt or equity financing to support its continued growth.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, the dependance of the Company on one principal supplier, Ameritech, for a significant portion of its revenues; changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and cash flow resulting in potential decreases in long-term accounts receivable; changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act; the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm; the ability of the Company to integrate the operations of NCS into the Company; the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company; the ability of Telecomm to continue to grow its sales force internally and to expand its product menu, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates; whether or not the Unitel transaction will be consummated; and general economic conditions, and other risk factors discussed herein. These risks must be considered by an investor or potential investor in the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    27   Financial Data Schedule

B.  REPORTS ON FORM 8-K

         On January 3, 1997, the Company filed a Form 8-K reporting the acquisitions of NCS and LTI in Items 2 and 7 of Form 8-K. An amendment to the January 3, 1997 8-K containing financial statements relating the NCS acquisition was filed by the Company on June 26, 1997.

         On January 8, 1997, the Company filed a Form 8-K to report, in Item 7, a press release of the Company of the same date.

                                      SIGNATURES

    In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELECOMM INDUSTRIES CORP.


Date: July 7, 1997           /s/ JAMES M. LOWERY
                             ----------------------------------
                             James M. Lowery, Chairman



Date: July 7, 1997           /s/ FRANK CAMPANALE
                             ----------------------------------
                             Frank Campanale, Treasurer