Form 10QSB
period 1997-06-30
TELECOMM INDUSTRIES CORP
filed 1997-08-14
CIK 87888

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended  JUNE 30, 1997
                               ---------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____


                            Commission file number 0-4410

                               TELECOMM INDUSTRIES CORP.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

               DELAWARE                                     06-0844558
------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                                9310 PROGRESS PARKWAY
                                 MENTOR, OHIO 44060
                      -------------------------------------------
                       (Address of principal executive offices)

                                     216-953-1400
                      -------------------------------------------
                             (Issuer's telephone number)


                      -------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ------     -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.01 par value:  11,771,559 (as of August 12, 1997)
------------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one):
Yes         No   X
    ------     -----

                      TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES

                                        INDEX

PART I--FINANCIAL INFORMATION                                          Page No.
                                                                       --------
    Item 1.   Financial Statements (unaudited) . . . . . . . . . . . . . . . .3

              Consolidated Balance Sheets --
              June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . .4

              Consolidated Statements of Income --
              three and six months ended June 30, 1997
              and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . .5

              Consolidated Statements of Cash Flows --
              six months ended June 30, 1997 and
              June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .6

              Notes to Consolidated Financial Statements . . . . . . . . . . .7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . . .8


PART II--OTHER INFORMATION

    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 14

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15

                            PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    The Registrant's financial statements follow this page.

                        Telecomm Industries Corp.
                Unaudited Consolidated Balance Sheet
                 June 30, 1997 and December 31, 1996

                                                      Six Months      Year
                                                       ended          ended
                                                       June 30,     December 31,
                                                        1997           1996
                                                        ----           ----
                        ASSETS

Current assets:
Cash and cash equivalents                              $  661,653     $  238,312
Notes receivable - current portion                              0        400,000
Accounts receivable -trade                              1,325,393      2,548,961
Inventories                                               545,645        616,147
Prepaid income taxes                                       55,465         48,260
Prepaid expenses                                           30,058         38,660
Employee advances                                         313,751        139,887
                                                       ----------     ----------
     Total current assets                               2,931,965      4,030,227
                                                       ----------     ----------

Property and equipment-at cost net of
accumulated depreciation of $341,504
and $235,679 at June 30,1997 and December 31, 1996,
 respectively                                             791,308        482,712

Other assets:
Accounts receivable, less current portion               1,214,757      1,013,520
Intangibles - net of accumulated amortization
of $58,927 and $20,200 at June 30,
1997 and December 31, 1996, respectively                1,113,861         81,244
                                                       ----------     ----------
     Total assets                                      $6,051,891     $5,607,703
                                                       ----------     ----------
                                                       ----------     ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                         $  156,920     $  113,384
Current portion of long-term debt                         295,563        175,823
Accounts payable trade                                     13,587        408,848
Accrued payroll and related expenses                      122,282        122,719
Other accrued expenses                                     22,712         56,185
Deferred income taxes                                     106,321        106,321
Accrued commissions and contractor fees                   361,249        455,582
Income taxes payable                                       72,103         81,136
Accrued bonus                                             317,000        816,900
                                                       ----------     ----------
     Total current liabilities                          1,467,737      2,336,898
                                                       ----------     ----------

Long-term liabilities:
Long-term debt, less current portion                      763,619        389,436
Deferred income taxes                                     591,472        402,913
                                                       ----------     ----------
     Total liabilities                                  2,822,828      3,129,247
                                                       ----------     ----------

Stockholders' equity:
Common stock $.01 par value: authorized -20,000,000
shares: issued - 10,300,746 and 9,742,791:
outstanding -10,200,746 and 9,642,791,
at June 30, 1997 and December 31, 1996                    102,008         96,078
Additional paid in capital                              2,548,640      2,086,237
Receivables from stockholders                             (42,960)       (44,531)
Retained earnings                                         621,375        340,672
                                                       ----------     ----------
     Total stockholders' equity                         3,229,063      2,478,456
                                                       ----------     ----------
     Total liabilities and stockholders' equity        $6,051,891     $5,607,703
                                                       ----------     ----------
                                                       ----------     ----------

See notes to unaudited consolidated balance sheet

                     Telecomm Industries Corp
                Consolidated Statement of Operations
                          (Unaudited)

                                                    Quarter Ended   Quarter Ended  Six Months Ended  Six Months Ended
                                                    -------------   -------------  ----------------- ----------------
                                                       June 30,       June 30,         June 30,          June 30,
                                                        1997            1996             1997              1996
                                                    -------------   -------------  ----------------- ----------------


Net revenues                                         $  3,148,192   $  2,315,419    $  5,742,251      $  4,246,182

Commissions,contractor fees, and related expenses       1,119,139        864,788       1,947,744         1,525,600
Selling, general and administrative expenses            1,729,640      1,224,415       3,263,943         2,254,732
                                                     ------------   ------------    ------------      ------------
          Operating income                                299,413        226,216         530,564           465,850

Other income (expense):
   Gain(loss) on disposal of assets                             -           (870)             -               (870)
   Interest income                                              -         14,193           2,692            27,247
   Interest expense                                       (34,113)       (11,727)        (65,417)          (19,467)
                                                     ------------   ------------    ------------      ------------
                                                          (34,113)         1,596         (62,725)            6,910
                                                     ------------   ------------    ------------      ------------

Income from operations before income tax expense          265,300        227,812         467,839           472,760
Income tax expense (credit)                               106,120         94,100         187,136           189,100
                                                     ------------   ------------    ------------      ------------

                                                     ------------   ------------    ------------      ------------
          Net income                                   $  159,180     $  133,712      $  280,703        $  283,660
                                                     ------------   ------------    ------------      ------------
                                                     ------------   ------------    ------------      ------------

Earnings per common and common equivalent share
                                                     ------------   ------------    ------------      ------------
   Net income                                                0.02           0.01            0.03              0.03
                                                     ------------   ------------    ------------      ------------
                                                     ------------   ------------    ------------      ------------

Number of shares used in computing earnings per      ------------   ------------    ------------      ------------
  common and common equivelant share                   10,200,746      9,607,791      10,200,746         9,607,791
                                                     ------------   ------------    ------------      ------------
                                                     ------------   ------------    ------------      ------------

                                                     ------------   ------------    ------------      ------------
Dividends per common share                                      -              -               -                 -
                                                     ------------   ------------    ------------      ------------
                                                     ------------   ------------    ------------      ------------


See notes to unaudited statement of operations

                           Telecomm Industries Corp.
                 Unaudited Consolidated Statements of Cash Flows for the six months ended June 30,1997 and 1996

                                                           1997         1996
                                                           ----         ----
Cash flows frrm operating activities:
   Net income                                          $  280,703    $  283,660
   Adjustments to reconcile to net cash
      provided by (used in) operating activities:
      Expenses not requiring the use of cash:
         Depreciation and amortization                    144,553        58,497
         Deferred taxes                                   188,559           -
         Loss (gain) on sales of fixed assets                -              -
      Changes in assets and liabilities:
         Accounts receivable                            1,223,568      (467,078)
         Inventory                                         70,502      (172,531)
         Prepaid income taxes                              (7,205)          -
         Prepaid expenses                                   8,602        63,772
         Employee advances                               (173,864)       (6,183)
         Accounts payable                                (395,261)       60,368
         Accrued expenses                                 (33,482)       (3,798)
         Payroll taxes payable                               (437)       42,991
         Accrued commissions and contractor fees          (94,333)        5,705
         Income taxes payable                              (9,033)       22,066
         Accrued bonuses                                 (499,900)      (35,134)
                                                       ----------    ----------
            Total adjustments                             422,269      (431,325)
                                                       ----------    ----------

            Net cash provided by (used in)
            operating activities                       $  702,972   $  (147,665)

      Cash flows from investing activities:
         Purchases of fixed assets                       (414,422)     (145,337)
         Proceeds from sale of fixed assets                     -        15,595
         Purchase acquisition of Long-Tell
          Communications, Inc.                           (317,925)          -
         Purchase acquisition of Northeastern
          Communication Services, Inc.                   (753,410)          -
         Proceeds from stockholders receivables             1,571        57,083
         Increase in long-term accounts receivable       (201,237)          -
         Decrease in notes receivable                     400,000        15,488
                                                       ----------    ----------
            Net cash used in investing activities      (1,285,423)      (57,171)
                                                       ----------    ----------

      Cash flows from financing activities:
         Payments on long-term debt                      (142,818)      (76,495)
         Proceeds from issuance of long-term debt         636,741        33,812
         Proceeds from issuance of common stock to
          employees                                        45,000           -
         Proceeds from issuance of common stock for
          purchase acquisitions                           423,333           -
         Net borrowings under line of credit               43,536       152,613
                                                       ----------    ----------
                                                        1,005,792       109,930
                                                       ----------    ----------

      Net (decrease) increase in cash                     423,341       (94,906)
      Cash at beginning of period                         238,312       575,367
                                                       ----------    ----------
      Cash at end of period                            $  661,653    $  480,461
                                                       ----------    ----------
                                                       ----------    ----------

   See notes to unaudited statement of cash flows

                              TELECOMM INDUSTRIES CORP.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

2. The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulations S-X and do not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, the accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of Telecomm Industries Corp. ("Telecomm," the "Company" or the "Registrant") for the year ended December 31, 1996. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations. These adjustments are of a normal and recurring nature.

3. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    Because of a change in Ameritech's commission payment structure, Telecomm adopted a new compensation plan for its sales force in 1996. Previous to June 1996, Ameritech paid 100% of the commissions earned at the time the service was installed. After June 1996, Ameritech began paying Telecomm 60% of the commissions earned at the time the service was installed and the remaining 40% over the life of the contract. Telecomm adopted an aggressive commission policy which enabled it to adjust to the new method of payment from Ameritech, while continuing to actively attract and maintain skilled, experienced salespeople.

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

RECENT EVENTS

    On July 30, 1997, the Company purchased 529,187 shares of the Company's common stock at $0.60 per share from former employees of the Company.

    On August 12, 1997, the Registrant purchased all of the assets of Unitel, Inc., an Indiana corporation ("Unitel"), pursuant to an Asset Purchase Agreement dated July 7, 1997 among the Registrant, Unitel, Paul Satterthwaite, Jon Satterthwaite, the controlling shareholders of Unitel, and Teleco Acquisition Corp., an Ohio corporation and wholly-owned subsidiary of the Registrant.
Unitel operates as a telephone and computer systems integrator and a distributor of Ameritech and BellSouth products and services. The purchase price for the assets consists of (i) 2,000,000 shares of common stock, par value $0.01, of the Registrant (the "Common Stock"), (ii) a convertible promissory note in the principal amount of $1,000,000, and (iii) the assumption of Unitel's liabilities, including a bank loan with a current balance of approximately $1,300,000 and obligations to trade creditors of Unitel in an amount not to exceed $1,200,000. The consideration paid in the acquisition was determined by negotiation between the Registrant and Unitel, based in part on the trading price of the Common Stock. See Part II, Item 5--Other Information.

    In connection with its acquisition of Unitel on August 12, 1997, Telecomm negotiated a $2 million term loan and a $2 million line of credit with Key Bank, N.A. The new loans consolidate and replace several short and long-term credit facilities of Telecomm and Unitel with other banks. The term loan is payable in fifty-nine equal monthly installments of $30,000 plus interest on the unpaid balance at prime plus 0.5% per annum. Final payment of $230,000 plus interest is due on August 18, 2002. The line of credit is for the lesser of $2,000,000 or the borrowing base of eligible collateral, bears interest at the rate of prime plus 0.25% per annum, is subject to various customary restrictions and is payable on demand. The loans are secured by a lien on all the assets of Telecomm and its subsidiaries. Currently, $1,080,000 is outstanding under the line of credit.

SECOND QUARTER OF 1997 COMPARED TO SECOND QUARTER OF 1996

    The Company's net revenues increased 36% to $3.1 million for the second quarter of 1997 from $2.3 million in the comparable 1996 period, primarily due to increased equipment sales and services and partially offset by a reduction in base commissions paid by Ameritech at the time the service is installed pursuant to the change in Ameritech's commission payment structure instituted in 1996. Net revenues from equipment sales and services increased 80% to $1.3 million from $.7 million in the second quarter of 1996, including $170,000 in sales generated by Northeastern Communication Services, Inc. ("NCS") which the Company acquired in January 1997. Net revenues from network services increased 15% to $1.8 million in 1997 from $1.6 million in the comparable 1996 period. For the second quarter ended June 30, 1997, sales of equipment and related services represented 41% of net revenues, sales of Ameritech services represent 58% of net revenues, and sales of long-distance and other services represented 1% of net revenue compared to 31% equipment sales and services and 69% Ameritech sales and services in the comparable 1996 period. Revenues attributed to Ameritech services related to data transmission decreased 47% to $252,000 from $479,000 in the comparable 1996 period, and sales of voice transmission services increased 41% to $1,581,000 from $1,120,000 in the comparable period in 1996.

    Commission, contractor fees and related expenses increased $254,000 to $1.1 million in the second quarter of 1997, a 29% increase from such expenses of $.9 million in the second quarter of 1996. The increase was due primarily to increased costs of labor and equipment to support additional sales in the second quarter of 1997. As a percentage of net revenues, these expenses decreased to 36% during the second quarter of 1997, from 37% during the second quarter of 1996, primarily due to shifting to less dependence on sales generated from independent sales representatives which was only partially offset by increased equipment and labor costs.

    Selling, general and administrative expenses ("SG&A") increased $.5 million to $1.7 million in the second quarter of 1997, a 41% increase from SG&A expenses of $1.2 million in the comparable 1996 period. As a percentage of net revenues, these expenses increased to 55% during the second quarter of 1997, from 53% during the second quarter of 1996, primarily as a result of an increase in personnel as a result of the NCS acquisition and an adjustment to increase base sales salaries to more closely reflect sales production.

    Interest income decreased by $14,000 to $0 in the second quarter of 1996 primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $22,000 to $34,000 in the second quarter of 1997 from $12,000, primarily due to increased borrowing by the Company under its line of credit facilities and issuance of new notes in connection with the acquisitions of NCS and Long-Tell Communications, Inc. ("LTI"), also acquired in January 1997.

    Income from continuing operations before income taxes increased by $37,000 to $265,000 in the second quarter of 1997, an increase of 16% from $228,000 in the comparable 1996 period, primarily for the reasons state above.

    The provision for income taxes increased by $12,000 to $106,000 in the second quarter of 1997 compared to $94,000 in the second quarter of 1996, due to higher earnings.

    As a result of the foregoing, net income for the second quarter of 1997 was $159,000, an increase of 19%, from net income for the second quarter of 1996 of $134,000.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

    The Company's net revenues increased 35% to $5.7 million for the first six months of 1997 from $4.2 million in the comparable 1996 period, primarily due to increased equipment sales and services and partially offset by a reduction in base commissions paid by Ameritech at the time the service is installed pursuant to the change in Ameritech's commission payment structure instituted in 1996. Net revenues from equipment sales and services increased 85% to $2.4 million from $1.3 million in the first six months of 1996, including $412,000 in sales generated by NCS. Net revenues from network services increased 11% to $3.2 million in 1997 from $2.9 million in the comparable 1996 period. For the six months ended June 30, 1997, sales of equipment and related services represented 41% of net revenues, sales of Ameritech services represent 57% of net revenues, and sales of long-distance and other services represented 2% of net revenue compared to 30% equipment sales and services and 70% Ameritech sales and services for the comparable 1996 period. Revenues attributed to Ameritech services related to data transmission increased 1% to $648,000 from $640,000 in the comparable 1996 period, and sales of voice transmission services increased 14% to $2,619,000 from $2,306,000 for the comparable period in 1996.

    Commission, contractor fees and related expenses increased $422,000 to $1.9 million in the first six months of 1997, a 27% increase from such expenses of $1.5 million in the first six months of 1996. The increase was due primarily to increased costs of labor and equipment to support additional sales in the first six months of 1997. As a percentage of net revenues, these expenses decreased to 33% during the first six months of 1997, from 36% during the first six months of 1996, primarily due to shifting to less dependence on sales generated from independent sales representatives which was only partially offset by increased equipment and labor costs.

    Selling, general and administrative expenses ("SG&A") increased $1 million to $3.3 million in the first six months of 1997, a 45% increase from SG&A expenses of $2.3 million in the comparable 1996 period. As a percentage of net revenues, these expenses increased to 57% during the first six months of 1997, from 53% during the first six months of 1996, primarily as a result of an increase in personnel as a result of the NCS acquisition and an adjustment to increase base sales salaries to more closely reflect sales production.

    Interest income decreased by $24,000 to $3,000 in the first six months of 1996 compared to $27,000 in the first six months of 1996, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $46,000 to $65,000 in the first six months of 1997 from $19,000, primarily due to increased borrowing by the Company under its line of credit facilities and issuance of new notes in connection with the acquisitions of NCS and LTI.

    Income from continuing operations before income taxes decreased by $5,000 to $468,000 in the first six months of 1997, a decrease of 1% from $473,000 in the comparable 1996 period, primarily for the reasons state above.

    The provision for income taxes decreased by $2,000 to $187,000 in the first six months of 1997 compared to $189,000 in the first six months of 1996, due to lower earnings.

    As a result of the foregoing, net income for the first six months of 1997 was $281,000, a decrease of 1%, from net income for the first six months of 1996 of $284,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirement is to fund its growth, including working capital, acquisitions of other companies, and the purchase of equipment. The Company uses cash generated from operations, borrowings under its credit facilities, the sale of equity in private placements and vendor trade credit to fund these requirements.

    Cash at June 30, 1997 increased $423,000, or 277%, since December 31, 1996. Net cash provided by operating activities was $703,000 in the first six months of 1997 compared to cash used in operating activities of $148,000 in the first six months of 1996. The change was primarily attributable to a $1.2 million decrease in accounts receivable in the first six months of 1997, compared to a $467,000 increase in accounts receivable in the first six months of 1996, as a result of the combined effect on the Company of Ameritech's change in timing of commission payments and its implementation of a new billing and customer record system, and to a lesser extent, a $70,000 decrease in inventory in the first six months of 1997 compared to a $172,000 increase in inventory in the first six months of 1996. These decreases in accounts receivable and inventory were offset by a $500,000 decrease in accrued bonuses, a $489,000 decrease in accounts payables and accrued commissions and contractor fees compared to a $35,000 increase in accrued bonuses and a $60,000 decrease in accounts payable in the first six months of 1996.

    Net cash used in investing activities increased to $1.3 million in the first six months of 1997 compared to net cash used in investing activities of $58,000 in the comparable 1996 period, primarily as a result of the acquisitions of NCS and LTI in the 1997 first quarter.

    Cash flow from financing activities was $1 million in the first six months of 1997 compared to $109,000 in the first six months of 1996 primarily because of increased long-term debt and common stock issued to fund acquisitions in 1997. In connection with the acquisition of NCS the Company borrowed $400,000, bearing interest at an annual rate equal to 0.5% in excess of the prime rate in affect from time to time, payable in thirty-six equal monthly installments, commencing January 10, 1997 and maturing on January 10, 2000. On August 12, 1997, this loan was replaced by the new loans from Key Bank, N.A. described under "Recent Events" above.

    Michael J. Toth, then Chairman of the Board and Chief Executive Officer and currently a director of the Company, held 50% of the shares of LTI. In the acquisition of LTI, he received $25,000 in cash and the $200,000 promissory note from the Company, bearing interest at 9% per annum payable in monthly installments of interest only, with the principal payable on January 3, 2002. The promissory note is unsecured and subordinate to all future borrowings by Telecomm.

    Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Inventory levels decreased $70,000 from December 31, 1996 to June 30, 1997, primarily to support the Company's completion of increased sales. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will be able to obtain these terms in the future.

    Approximately $244,000 in unused borrowing availability existed under the credit line of the Company's credit facilities at June 30, 1997. As of August 12, 1997, the Company has negotiated a new line of credit not to exceed two million dollars and subject to certain borrowing base criteria. The new line of credit replaces all previously held lines of credit of both the Company and Unitel combined. The Company believes its cash reserves and funds available from the line of credit will be sufficient to provide the liquidity necessary to fund its anticipated capital and operational requirements over the next twelve months. The Company may also seek to obtain additional sources of funding, including additional debt or equity financings as it continues to grow. There is no assurance that the Company will be able to obtain any further increases in its line of credit or additional debt or equity financing to support its continued growth.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, the dependance of the Company on one principal supplier, Ameritech, for a significant portion of its revenues; changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and cash flow resulting in potential decreases in long-term accounts receivable; changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act; the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm; the ability of the Company to integrate the operations of NCS and Unitel into the Company; the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company; the ability of Telecomm to continue to grow its sales force internally and to expand its product menu, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates; and general economic conditions, and other risk factors discussed herein. In addition, any of the risks detailed above may have an impact on the Company's ability to access any or all of its new line of credit. These risks must be considered by an investor or potential investor in the Company.

                              PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On July 30, 1997, the Company purchased 529,187 shares of the Company's common stock at $0.60 per share from former employees of the Company.

    On August 12, 1997, the Registrant purchased all of the assets of Unitel, Inc., an Indiana corporation ("Unitel"), pursuant to an Asset Purchase Agreement (the "Agreement") dated July 7, 1997 among the Registrant; Unitel; Paul Satterthwaite and Jon Satterthwaite, the controlling shareholders of Unitel (the "Shareholders"); and Teleco Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Buyer"). Unitel operates as a telephone and computer systems integrator and a distributor of Ameritech and BellSouth products and services. The purchase price for the assets consisted of
(i) 2,000,000 shares of common stock, par value $0.01, of the Registrant (the "Common Stock"), (ii) a convertible promissory note in the principal amount of $1,000,000, and (iii) the assumption of Unitel's liabilities, including a bank loan with a current balance of approximately $1,300,000 and obligations to trade creditors of Unitel in an amount not to exceed $1,200,000. The consideration paid in the acquisition was determined by negotiation between the Registrant and Unitel, based in part on the trading price of the Registrant's common stock.

    The shares of the Common Stock will not be registered under the Securities Act of 1933, as amended (the "Act"), because they were issued to two stockholders of Unitel in a transaction exempt from the registration requirements of the Act. The certificates representing the shares of Common Stock contain a legend restricting transfer without compliance with the Act.

    Each of the Shareholders entered into Employment and Non-Competition Agreements with the Registrant and Buyer on the closing date, providing for both Shareholders to be employed by and not to compete with Buyer and the Registrant.

    In connection with its acquisition of Unitel on August 12, 1997, the Registrant negotiated a $2 million term loan and a $2 million line of credit with Key Bank, N.A. The new loans consolidate and replace several short and long-term credit facilities of the Registrant and Unitel with other banks. The term loan is payable in fifty-nine equal monthly installments of $30,000 plus interest on the unpaid balance at prime plus 0.5% per annum. Final payment of $230,000 plus interest is due on August 18, 2002. The line of credit is for the lesser of $2 million or the borrowing base of eligible collateral, bears interest at the rate of prime plus 0.25% per annum, is subject to various customary restrictions and is payable on demand. The loans are secured by a lien on all of the assets of the Registrant and its subsidiaries. Currently, $1,080,000 is outstanding under the line of credit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits

         2.1 Asset Purchase Agreement, dated July 7, 1997, by and among Unitel, Inc., Paul Satterthwaite, Jon Satterthwaite, Teleco Acquisition Corp. and Telecomm Industries Corp.

         27   Financial Data Schedule

         FINANCIAL STATEMENTS OF THE BUSINESS ACQUIRED

         Audited financial statements for Unitel, Inc. for the year ended December 31, 1996 will be filed not later than 60 days following the filing of this Report.

         PRO FORMA FINANCIAL INFORMATION

         Pro forma financial statements of the Registrant showing the effect of the acquisition of Unitel, Inc. will be filed not later than 60 days following the filing of this Report.

    B.   REPORTS ON FORM 8-K

         On January 3, 1997, the Company filed a Form 8-K reporting the acquisitions of NCS and Long-Tell in Items 2 and 7 of Form 8-K. An amendment to the January 3, 1997 Form 8-K containing financial statements relating to the NCS acquisition was filed by the Company on June 26, 1997. On January 8, 1997, the Company filed a Form 8-K to report, in Item 7, a press release of the Company of the same date.

                                      SIGNATURES

    In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELECOMM INDUSTRIES CORP.

Date: August 14, 1997              By:  /s/ Frank Campanale
                                        ---------------------------
                                        Frank P. Campanale
                                        Chief Financial Officer