Form 10KSB/A
period 1996-12-31
TELECOMM INDUSTRIES CORP
filed 1997-09-18
CIK 87888

                                  FORM 10-KSB/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                          Commission file number 0-4410

                            TELECOMM INDUSTRIES CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  34-1765902
       (State of Incorporation)             (I.R.S. Employer Identification No.)

  9310 Progress Parkway, Mentor Ohio                          44060
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (216) 953-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
                                                            -------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

         State registrant's revenues for its most recent fiscal year:
$10,580,785.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.01 par value:   $4,128,772 (as of August 29, 1997)
--------------------------------------------------------------------------------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value: 11,771,559 (as of August 29, 1997)
--------------------------------------------------------------------------------
         Transitional Small Business Disclosure Format (check one): Yes   ;No X.
                                                                       ---   ---

                            TELECOMM INDUSTRIES CORP.

                                      INDEX



Item 10.      Executive Compensation........................................1

Item 11.      Security Ownership............................................2

ITEM 10.      EXECUTIVE COMPENSATION.

              Item 10 of the Form 10-KSB filed on June 24, 1997 is hereby amended and replaced in its entirety as follows:

              The following table sets forth the aggregate annual remuneration of Michael J. Toth, Chairman, James M. Lowery, President of the Corporation's Data Division, Rita Koridek, Vice President, and Paul Stoyanoff, Vice President (collectively, the "Named Officers"), for the Corporation's fiscal year ended December 31, 1996. No other officer of the Corporation earned or received remuneration in excess of $100,000 in 1996.

                                       CAPACITIES IN WHICH
NAME OF INDIVIDUAL                  REMUNERATION WAS RECEIVED                     SALARY         BONUS (1)
------------------                  -------------------------                   ----------       ---------

Michael J. Toth                           Chairman(2)                             $66,000        $ 16,126

James M. Lowery                     President of the Corporation's                $66,000        $ 88,064(3)
                                          Data Division(2)

Rita Koridek                              Vice President                          $66,000        $148,567(4)

Paul Stoyanoff                            Vice President                          $38,000        $209,898(5)

-----------------

(1) Bonuses earned in 1996 were paid in 1997 (except where otherwise indicated).

(2) Subsequent to year end 1996, Mr. Lowery became Chairman of the Corporation.

(3) Represents an earn-out payment paid to Mr. Lowery under the terms of the agreement pursuant to which the Company acquired Seraphim.

(4) Includes: (1) $88,064 which represents an earn-out payment paid to Ms. Koridek under the terms of the agreement pursuant to which the Company acquired Seraphim; (2) $44,845 in bonus; and (3) $15,658 in commissions which were accrued and paid in 1996.

(5)      Includes $30,306 in commissions which were accrued and paid in 1996.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Item 11 of the Form 10-KSB filed on June 24, 1997 is hereby amended and replaced in its entirety as follows:

              The following table sets forth certain information as of August 29, 1997 regarding ownership of Common Stock by each person known to the Corporation to beneficially own more than 5% of the Corporation's Common Stock, each director and executive officer of the Corporation, and directors and executive officers as a group.

NAME AND ADDRESS(1) OF BENEFICIAL OWNER        AMOUNT OWNED         PERCENT OF CLASS
---------------------------------------        ------------         ----------------
Paul Satterthwaite                               1,000,000                8.5%

Jon Satterthwaite                                1,000,000                8.5%

James M. Lowery                                    190,000                1.6%

Frank Campanale                                    147,501                1.3%

Deborah J. Heaton                                  352,500(2)             3.0%

Rita Koridek                                       190,000                1.6%

Peter Olk                                          378,400                3.2%

Raymond W. Sheets, Jr.                           2,061,000               17.5%
9345A Ravenna Road, Suite C9
Twinsburg, Ohio  44087

Steven W. Smith                                  2,016,000               17.5%
9345A Ravenna Road, Suite C9
Twinsburg, Ohio  44087

Michael J. Toth                                    532,500(2)             4.5%

All executive officers and directors as a        7,912,901(3)            67.2%
group

---------------------------
(1)  Address is the business address of the Corporation unless otherwise indicated.
(2)  Includes 72,500 shares subject to stock options that are presently exercisable.
(3)  Includes 145,000 shares subject to stock options that are presently exercisable by Mr. Toth and Ms. Heaton.


                                   SIGNATURES
                                   ----------

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

                                    TELECOMM INDUSTRIES CORP.


                                    By:   /s/ James M. Lowery
                                          --------------------------------------
                                          James M. Lowery, Chairman

                                    And:  /s/ Frank Campanale
                                          --------------------------------------
                                          Frank Campanale, Treasurer and
                                          Chief Financial and Accounting Officer
Date:    September 17, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----

/s/ Rita Koridek                                  Director and                          September 16, 1997
-------------------------------------------       Vice President
Rita Koridek


/s/ James M. Lowery                               Director and                          September 16, 1997
-------------------------------------------       Chairman
James M. Lowery


/s/ Peter Olk                                     Director and                          September 16, 1997
-------------------------------------------       Secretary
Peter Olk


/s/ Paul Stoyanoff                                Director                              September 16, 1997
-------------------------------------------
Paul Stoyanoff


/s/ Frank Campanale                               Treasurer and Chief Financial         September 16, 1997
-------------------------------------------       and Accounting Officer
Frank Campanale

