Form 10QSB
period 1997-09-30
TELECOMM INDUSTRIES CORP
filed 1997-11-14
CIK 87888

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

                                1743 West Quincy Avenue
                               Naperville, Illinois 60540
                 ----------------------------------------------------
                         (Address of principal executive offices)

                                     630-369-7111
                 ----------------------------------------------------
                             (Issuer's telephone number)

                                9310 Progress Parkway
                                 Mentor, Ohio 44060
                 ----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: COMMON STOCK, $0.01 PAR
VALUE: 11,771,559 (AS OF SEPTEMBER 30, 1997)

    Transitional Small Business Disclosure Format (check one):
Yes  X     No
    ---       ---

                      TELECOMM INDUSTRIES CORP. AND SUBSIDIARIES
                                     FORM 10-QSB

                                        INDEX

PART I--FINANCIAL INFORMATION                                       Page No.
                                                                    --------

    Item 1.   Financial Statements (unaudited) . . . . . . . . . . . . .  3

              Consolidated Balance Sheet --
              September 30, 1997 and December 31, 1996 . . . . . . . . .  4

              Consolidated Statement of Operations --
              three months ended September 30, 1997
              and September 30, 1996 and nine months ended
              September 30, 1997 and September 30, 1996. . . . . . . . .  5

              Consolidated Statements of Cash Flows --
              nine months ended September 30, 1997 and
              September 30, 1996 . . . . . . . . . . . . . . . . . . . .  6

              Notes to Consolidated Condensed Financial Statements . . .  7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . .  8


PART II--OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds. . . . . . . .   13

    Item 4.   Submission of Matters to a Vote of Security Holders. . .   14

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   15

                            PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    The Registrant's financial statements follow this page.

                            Telecomm Industries Corp.
                           Consolidated Balance Sheet
                     September 30,1997 and December 31, 1996

                                                                                     Nine Months        Year
                                                                                        ended           ended
                                                                                    September 30,    December 31,
                                                                                         1997            1996
                                                                                    -------------    ------------
                                     Assets                                          (Unaudited)
Current assets:
Cash and cash equivalents                                                           $    545,418     $    238,312
Notes receivable - current portion                                                             -          400,000
Accounts receivable -trade                                                             2,894,190        2,548,961
Inventories                                                                            1,438,730          616,147
Prepaid income taxes                                                                      59,557           48,260
Prepaid expenses                                                                         151,136           38,660
Employee advances                                                                        299,046          139,887
                                                                                    -------------    ------------
                              Total current assets                                     5,388,077        4,030,227
                                                                                    -------------    ------------
Property and equipment-at cost, net of accumulated depreciation of $387,257
and $235,679 at September 30,1997 and December 31, 1996, respectively                  1,610,963          482,712

Other assets:
Accounts receivable, less current portion                                              1,855,159        1,013,520
Intangibles - net of accumulated amortization of $91,467 and $20,200 at
September 30, 1997 and December 31, 1996, respectively                                 3,145,408           81,244
                                                                                    -------------    ------------
                                  Total assets                                      $ 11,999,607     $  5,607,703
                                                                                    -------------    ------------
                                                                                    -------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                                      $  1,290,989     $    113,384
Current portion of long-term debt                                                        395,562          175,823
Accounts payable trade                                                                   996,421          408,848
Accrued payroll and related expenses                                                     282,303          122,719
Other accrued expenses                                                                    90,735           56,185
Deferred income taxes                                                                    106,321          106,321
Accrued commissions and contractor fees                                                  309,115          455,582
Income taxes payable                                                                      61,398           81,136
Accrued bonus                                                                            254,850          816,900
                                                                                    -------------    ------------
                            Total current liabilities                                  3,787,694        2,336,898
                                                                                    -------------    ------------
Long-term liabilities:
Long-term debt, less current portion                                                   2,946,963          389,436
Deferred revenue                                                                          10,943                -
Deferred income taxes                                                                    952,782          402,913
                                                                                    -------------    ------------
                                Total liabilities                                      7,698,382        3,129,247
                                                                                    -------------    ------------

Commitments and Contingencies                                                                  -                -

Stockholders' equity:
Common stock $.01 par value: authorized -20,000,000 shares: issued - 12,300,746 and 9,742,791: outstanding -11,721,559 and 9,642,791, at September 30, 1997 and
December 31, 1996, respectively                                                          122,508           96,078
Additional paid in capital                                                             3,553,140        2,086,237
Treasury stock: 529,187 shares at cost                                                  (317,512)               -
Receivables from stockholders                                                           (222,387)         (44,531)
Retained earnings                                                                      1,165,476          340,672
                                                                                    -------------    ------------
                           Total stockholders' equity                                  4,301,225        2,478,456
                                                                                    -------------    ------------
                   Total liabilities and stockholders' equity                       $ 11,999,607     $  5,607,703
                                                                                    -------------    ------------
                                                                                    -------------    ------------


See notes to consolidated condensed financial statements

                  Telecomm Industries Corp.
             Consolidated Statement of Operations
                         (Unaudited)

                                                         Three           Three             Nine            Nine
                                                      Months Ended    Months Ended     Months Ended    Months Ended
                                                      ------------    ------------     ------------     -----------
                                                     September 30,   September 30,    September 30,    September 30,
                                                          1997             1996            1997            1996
                                                      ------------     -----------     ------------     -----------
Net revenues                                          $  4,929,712     $ 2,588,107     $ 10,671,963     $ 6,834,289

Commissions,contractor fees, and related expenses        1,590,679         743,735        3,534,637       2,269,335
Selling, general and administrative expenses             2,373,924       1,571,465        5,637,867       3,826,197
                                                      ------------     -----------     ------------     -----------
                      Operating income                     965,109         272,907        1,499,459         738,757

Other income (expense):
   Gain(loss) on disposal of assets                         (3,416)              -           (3,416)           (870)
   Interest income                                           5,610          10,820            8,302          38,067
   Interest expense                                        (58,159)        (13,683)        (127,363)        (33,150)
                                                      ------------     -----------     ------------     -----------
                                                           (55,965)         (2,863)        (122,477)          4,047
                                                      ------------     -----------     ------------     -----------
Income from operations before income tax expense           909,144         270,044        1,376,982         742,804
Income tax expense                                         379,339         108,100          552,178         297,200
                                                      ------------     -----------     ------------     -----------
                         Net income                   $    529,805     $   161,944     $    824,804     $   445,604
                                                      ------------     -----------     ------------     -----------
                                                      ------------     -----------     ------------     -----------
Earnings per common and common equivalent share
                                                      ------------     -----------     ------------     -----------
   Net income                                                 0.05            0.02             0.08            0.05
                                                      ------------     -----------     ------------     -----------
                                                      ------------     -----------     ------------     -----------

Number of shares used in computing earnings per       ------------     -----------     ------------     -----------
  common and common equivelant share                    10,842,483       9,607,791       10,842,483       9,607,791
                                                      ------------     -----------     ------------     -----------
                                                      ------------     -----------     ------------     -----------
Dividends per common share                                       -               -                -               -
                                                      ------------     -----------     ------------     -----------
                                                      ------------     -----------     ------------     -----------


See notes to consolidated condensed financial statements

                            Telecomm Industries Corp.
                      Consolidated Statements of Cash Flows
               for the nine months ended September 30,1997 and 1996
                                   (Unaudited)

                                                                                  1997               1996
                                                                              ------------     -------------
Cash flows from operating activities:
   Net income                                                                 $    824,804     $     445,604
   Adjustments to reconcile to net cash provided by
      (used in) operating activities:
      Expenses not requiring the use of cash:
         Depreciation and amortization                                             265,302            91,610
         Deferred revenue                                                           10,943                 -
         Deferred taxes                                                            549,869                 -
         Loss on sales of fixed assets                                               3,416                 -
      Changes in assets and liabilities:
         Accounts receivable                                                      (345,229)       (1,466,515)
         Inventories                                                              (822,583)         (320,027)
         Prepaid income taxes                                                      (11,297)                -
         Prepaid expenses                                                         (112,476)           82,372
         Employee advances                                                        (159,159)          (11,254)
         Accounts payable                                                          587,573           410,525
         Accrued expenses                                                           34,550            18,373
         Payroll taxes payable                                                     159,584            71,885
         Accrued commissions and contractor fees                                  (146,467)          (41,176)
         Income taxes payable                                                      (19,738)          130,166
         Accrued bonus                                                            (562,050)          239,866
                                                                              ------------     -------------
            Total adjustments                                                     (567,762)         (794,175)
                                                                              ------------     -------------

            Net cash provided by (used in) operating activities                    257,042          (348,571)

      Cash flows from investing activities:
         Purchases of fixed assets                                              (1,344,872)         (219,681)
         Proceeds from sale of fixed assets                                          4,000            15,595
         Purchase acquisition of Long-Tell Communications, Inc.                   (317,925)                -
         Purchase acquisition of Northeastern Communication Services, Inc.        (755,611)                -
         Purchase acquisition of Unitel, Inc.                                   (2,061,896)                -
         Issuance of / proceeds from stockholders receivables                     (165,356)           59,203
         Increase in long-term accounts receivable                                (841,639)                -
         Decrease in notes receivable                                              400,000            20,641
                                                                              ------------     -------------
            Net cash used in investing activities                               (5,083,299)         (124,242)
                                                                              ------------     -------------
     Cash flows from financing activities:
         Payments on long-term debt                                             (1,087,578)         (105,067)
         Proceeds from issuance of long-term debt                                3,880,015            94,426
         Purchases of treasury stock                                              (317,512)                -
         Proceeds from issuance of common stock to employees                        57,500                 -
         Proceeds from issuance of common stock for purchase acquisitions        1,423,333                 -
         Net borrowings under line of credit                                     1,177,605           280,077
                                                                              ------------     -------------
                                                                                 5,133,363           269,436
                                                                              ------------     -------------

      Net (decrease) increase in cash                                              307,106          (203,377)
      Cash at beginning of period                                                  238,312           575,367

                                                                              ------------     -------------
      Cash at end of period                                                   $    545,418     $     371,990
                                                                              ------------     -------------
                                                                              ------------     -------------

   See notes to consolidated condensed financial statements

                              TELECOMM INDUSTRIES, CORP.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

1. Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

2. The accompanying consolidated condensed interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation S-X and do not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, the accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of Telecomm Industries Corp. ("Telecomm" or the "Company") for the year ended December 31, 1996. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations.
    These adjustments are of a normal and recurring nature.

3. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. On August 12, 1997, the Company purchased all of the assets of Unitel, Inc., an Indiana corporation ("Unitel"), pursuant to an Asset Purchase Agreement dated July 7, 1997 among the Company, Unitel, Paul Satterthwaite, Jon Satterthwaite, the controlling shareholders of Unitel, and Teleco Acquisition Corp., an Ohio corporation and wholly-owned subsidiary of the Registrant. The purchase price for the assets consists of (i) 2,000,000 shares of common stock, par value $0.01, of the Company (the "Common Stock"), (ii) a convertible promissory note in the principal amount of $1,000,000, and (iii) the assumption of Unitel's liabilities, including a bank loan with a current balance of $1,345,000, and obligations to trade creditors of Unitel in an amount not to exceed $1,200,000. The consideration paid in the acquisition was determined by negotiation between the Company and Unitel, based in part on the trading price of the Common Stock.

    The consolidated condensed financial statements include the financial position of Unitel as of September 30, 1997 and the results of its operations since the acquisition date.

5. On July 30, 1997, the Company purchased 529,187 shares of the Company's common stock at $0.60 per share from former employees of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Telecomm Industries Corp. ("Telecomm" or the "Company") was incorporated on December 13, 1967, and until December 1993, its name was Scoto Data Com., Inc. The Company has three wholly owned subsidiaries, Centel Corporation d/b/a Teleco ("Teleco"), Authorized Network Distributors, Inc. ("AND"), and Teleco Acquisition Corp. ("Unitel"). The operations of Teleco were primarily acquired in April 1994 and AND was acquired in September 1995. AND was acquired by merger, in a stock-for-stock exchange. AND acquired Seraphim Information Systems, Inc. ("Seraphim") by merger in January 1996, in a stock-for-stock exchange. The results of AND for 1995 and Seraphim for 1996 have been pooled with the results of Teleco. Unitel was acquired pursuant to an Asset Purchase Agreement in August 1997. The consolidated condensed financial statements include the financial position of Unitel as of September 30, 1997 and the results of its operations since the acquisition date.

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

    Because of a change in Ameritech's commission payment structure, the Company adopted a new compensation plan for its sales force in 1996. Previous to June 1996, Ameritech paid 100% of the commissions earned at the time the service was installed. After June 1996, Ameritech began paying Telecomm 60% of the commissions earned at the time the service was installed and the remaining 40% over the life of the contract. The Company adopted an aggressive commission policy which enabled it to adjust to the new method of payment from Ameritech, while continuing to actively attract and maintain skilled, experienced salespeople.

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

THIRD QUARTER OF 1997 COMPARED TO THIRD QUARTER OF 1996

    The Company's net revenues increased 90% to $4.9 million for the third quarter of 1997 from $2.6 million in the comparable 1996 period. Sales of network services in the third quarter of 1997 were $2.7 million, equipment sales and services were $2.1 million, and long distance and other services were $.1 million compared to $1.8 million in network services and $.8 million in equipment sales and services in the third quarter of 1996. The increase in network services was primarily attributable to sales from the acquisition of Unitel in August 1997 of $.3 million and achievement of bonus accelerators of $.3 million during the third quarter of 1997. Ameritech sets product sales targets by state. When these targets are exceeded, an additional accelerator bonus of a maximum between 20% to 25% of base commissions earned is paid depending on the products sold. Concurrently, the Company earns promotional and co-op advertising dollars to be spent in the subsequent year, as these targets are met and exceeded, as
well as five star status and recognition as a distributor.   The increase in
equipment sales and services was primarily attributable to $1.1 million of voice equipment and services sold, including $.7 million sold by Unitel, and $.2 million of data hardware and services sold during the third quarter of 1997. For the third quarter ended September 30, 1997, sales of equipment and related services represented 42% of net revenues, sales of network services represent 56% of net revenues, and sales of long-distance and other services represented 2% of net revenue compared to 28% equipment sales and services and 72% network sales and services in the comparable 1996 period. Revenues attributed to network services related to data transmission increased 29% to $.6 million from $.5 million in the comparable 1996 period, and sales of voice transmission services increased 61% to $2.1 million from $1.3 million in the comparable period in 1996.

    Commissions, contractor fees and related expenses increased $.8 million to $1.6 million in the third quarter of 1997, a 113% increase from such expenses of $.7 million in the third quarter of 1996. The increase was due in part to $.5 million attributable to the acquisition of Unitel and $.3 million in increased costs of equipment and labor to support additional hardware sales generated in the third quarter of 1997. As a percentage of net revenues these expenses increased to 32% during the third quarter of 1997, from 29% during the third quarter of 1996, primarily due to a shift in revenue to more hardware and related service sales. The costs of hardware and labor represented 47% of sales generated by Unitel compared to similar total costs of 32% in the third quarter of 1997.

    Selling, general and administrative expenses ("SG&A") increased $.8 million to $2.4 million in the third quarter of 1997, a 51% increase from SG&A expenses of $1.6 million in the comparable 1996 period. As a percentage of net revenues, these expenses decreased to 48% during the third quarter of 1997, from 61% during the third quarter of 1996. The increased SG&A costs attributable to the acquisition of Unitel in the third quarter of 1997 were $.5 million, and the remaining $.3 million were due to increases in administrative labor, rent, legal fees, and amortization due primarily to growth and acquisitions experienced during the third quarter of 1997.

    Interest income decreased by $5,210 to $5,610 in the third quarter of 1997, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $44,476 to $58,159 in the third quarter of 1997 from $13,683, primarily due to increased borrowing by the Company under its line of credit facilities and issuance of new notes in connection with the acquisitions of NCS and Long-Tell Communications, Inc. ("LTI"), also acquired in January 1997, and Unitel, acquired in August of 1997.

    Income from operations before income taxes increased by $.6 million to $.9 million in the third quarter of 1997, an increase of 236% from $.2 million in the comparable 1996 period, primarily for the reasons stated above.

    The provision for income taxes increased by $.3 million to $.4 million in the third quarter of 1997 compared to $.1 million in the third quarter of 1996, due to higher earnings.

    As a result of the foregoing, net income for the third quarter of 1997 was $.5 million, an increase of 150%, compared to net income for the third quarter of 1996 of $.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

    The Company's net revenues increased 56% to $10.7 million for the first nine months of 1997 from $6.8 million in the comparable 1996 period. Sales of network services for the first nine months of 1997 were $6 million, equipment sales and services were $4.5 million, and long distance and other services were $.2 million compared to $4.7 million in network services and $2.1 million in equipment sales and services in the first nine months of 1996. The increase in network services was primarily attributable to increased sales of voice and usage products sold through Unitel, acquired in August of 1997, and NCS, acquired in January of 1997, of $.5 million, accelerator bonuses of $.3 million, and data & voice services of $.4 million.
 Net revenues from equipment sales and services increased 100% or $2.4 million, including $1.1 million of voice equipment sales and services generated by Unitel, $.5 million generated by NCS, and $.7 million generated in data hardware equipment and services. For the nine months ended September 30, 1997, sales of equipment and related services represented 42% of net revenues, sales of network services represent 56% of net revenues, and sales of long-distance and other services represented 2% of net revenue compared to 30% equipment sales and services and 70% network sales and services for the comparable 1996 period. Revenues attributed to network services related to data transmission increased 13% to $1.2 million from $1.1 million in the comparable 1996 period, and sales of voice transmission services increased 30% to $4.7 million from $3.6 million for the comparable period in 1996.

    Commissions, contractor fees and related expenses increased $1.2 million to $3.5 million in the first nine months of 1997, a 56% increase from such expenses of $2.2 million in the first nine months of 1996. The increase was due in part to $.5 million attributable to the acquisition of Unitel, $.6 million in increased equipment costs to support increased revenues, and $.1 million in indirect support costs to maintain and service an increasing customer base. As a percentage of net revenues these expenses remained at 33% during the first nine months of 1997 and 1996 primarily due to the acquisition of Unitel and the percentage increase in equipment sales offset by increased network sales.

    Selling, general and administrative expenses ("SG&A") increased $1.8 million to $5.6 million in the first nine months of 1997, a 47% increase from SG&A expenses of $3.8 million in the comparable 1996 period. The increase in SG&A costs were attributable to $.5 million incurred in the acquisition of Unitel, $.8 million increase in sales and administrative salaries, and $.3 million increases in rent, legal fees, and amortization of purchased acquisitions due primarily to growth and acquisitions experienced during the first nine months of 1997. As a percentage of net revenues, these expenses decreased to 53% during the first six months of 1997, from 56% during the first nine months of 1996.

    Interest income decreased by $29,765 to $8,302 in the first nine months of 1997 compared to $38,067 in the first nine months of 1996, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $94,213 to $127,363 in the first nine months of 1997 from $33,150, primarily due to increased borrowing by the Company under its line of credit facilities and issuance of new notes in connection with the acquisitions of NCS, LTI, and Unitel.

    Income from continuing operations before income taxes increased by $.7 million to $1.4 million in the first nine months of 1997, an increase of 100% from $.7 million in the comparable 1996 period, primarily for the reasons stated above.

    The provision for income taxes increased by $.2 million to $.5 million in the first nine months of 1997 compared to $.3 million in the first nine months of 1996, due to higher earnings.

    As a result of the foregoing, net income for the first nine months of 1997 was $.8 million, an increase of 100%, from net income for the first nine months of 1996 of $.4 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirement is to fund its growth, including working capital, acquisitions of other companies, and the purchase of equipment. The Company uses cash generated from operations, borrowings under its credit facilities, the sale of equity in private placements and vendor trade credit to fund these requirements.

    Cash at September 30, 1997 increased $307,000, or 77%, since December 31, 1996. Net cash provided by operating activities was $257,000 in the first nine months of 1997 compared to cash used in operating activities of $349,000 in the first nine months of 1996. Cash of $.5 million was used in operating activities attributable to the purchase of the assets of Unitel acquired in August of 1997. Cash of $.8 million was generated from operating activities, primarily from net income, resulting in an increase of cash of $.3 million at September 30, 1997. Accounts receivable and inventory purchased in the acquisition of Unitel increased $1.7 million offset by $.6 million reduction of receivables as a result of improvements in Ameritech's implementation of their billing and record system compared to an increase in receivables of $1.4 million in the comparable period of 1996. Cash of $1.0 million was used primarily to decrease accounts payable and accrued commissions and bonuses in the first nine months of 1996 offset in part by $1.1 million assumption of Unitel's liabilities compared to increases in accounts payable and accrued bonuses of $.6 million in the comparable first nine months of 1996 which was a result of the combined effect on the Company of Ameritech's change in timing of commission payments and its implementation of a new billing and customer record system in the first nine months of 1996.

    Net cash used in investing activities increased to $5.1 million in the first nine months of 1997 compared to net cash used in investing activities of $124,000 in the comparable 1996 period, primarily as a result of the acquisitions of NCS and LTI in the first quarter of 1997, the acquisition of Unitel in the third quarter of 1997, and net increases of long-term receivables due from Ameritech.

    In connection with its acquisition of Unitel in August 1997, Telecomm negotiated a $2 million term loan and a $2 million line of credit with Key Bank, N.A. The new loans consolidate and replace several short and long-term credit facilities of Telecomm and Unitel with other banks. The term loan is payable in fifty-nine (59) equal monthly installments of $30,000 plus interest on the unpaid balance at prime plus 0.5% per annum. Final payment of $230,000 plus interest is due on August 18, 2002. The line of credit is for the lesser of $2,000,000 or the borrowing base of eligible collateral, bears interest at the rate of prime plus 0.25% per annum, is subject to various customary restrictions and is payable on demand. The loans are secured by a lien on all the assets of Telecomm and its subsidiaries.

    On September 24, 1997, Telecomm re-negotiated a $2 million term loan and a $2 million line of credit with Peoples Bank, N.A. The new loans consolidate and replace short and long-term credit facilities of Telecomm with Key Bank, N.A.. The term loan is payable in fifty-nine (59) equal monthly installments of $41,740 including interest on the unpaid balance at a fixed rate of 9.23% per annum. Final payment plus interest is due on November 1, 2002. The line of credit is for the lesser of $2,000,000 or the borrowing base of eligible collateral, bears interest at the rate of prime plus 0.25% per annum, is subject to various customary restrictions and is payable on demand. The loans are secured by a lien on all the assets of Telecomm and its subsidiaries.

    Cash flow from financing activities was $5.1 million in the first nine months of 1997 compared to $269,000 in the first nine months of 1996 primarily because of increased long-term debt and common stock issued to fund acquisitions in 1997. In connection with the acquisition of NCS the Company borrowed $400,000, bearing interest at an annual rate equal to .5% in excess of the prime rate in affect from time to time, payable in 36 equal monthly installments, commencing January 10, 1997 and maturing on January 10, 2000. This loan was replaced by the new loans with Key Bank, N.A. and subsequently Peoples Bank, N.A..

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

    Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Inventory levels increased $.8 million from December 31, 1996 to September 30, 1997, of which $.8 million was acquired as a result of the Unitel acquisition, primarily to support the Company's completion of increased sales. Although the Company has negotiated what it believes to be favorable payment terms from its primary vendors, there is no assurance that the Company will be able to obtain these terms in the future.

    Approximately $500,000 in unused borrowing availability existed under the credit line of the Company's credit facilities at September 30, 1997. As of September 24, 1997, the Company has negotiated a new line of credit not to exceed two million dollars and subject to certain borrowing base criteria. The new line of credit replaces all previously held lines of credit of both the Company and Unitel combined. The Company believes its cash reserves and funds available from the line of credit will be sufficient to provide the liquidity necessary to fund its anticipated capital and operational requirements over the next twelve months. The Company may also seek to obtain additional sources of funding, including additional debt or equity financings as it continues to grow. There is no assurance that the Company will be able to obtain any further increases in its line of credit or additional debt or equity financing to support its continued growth.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to, the dependance of the Company on one principal supplier, Ameritech, for a significant portion of its revenues; changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and cash flow resulting in potential decreases in long-term accounts receivable; changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act; the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm; the ability of the Company to integrate the operations of NCS and Unitel into the Company; the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company; the ability of Telecomm to continue to grow its sales force internally and to expand its product menu, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates; and general economic conditions, and other risk factors discussed herein. In addition, any of the risks detailed above may have an impact on the Company's ability to access any or all of the new line of credit. These risks must be considered by an investor or potential investor in the Company.

                              PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 12, 1997, the Registrant purchased all of the assets of Unitel, Inc., an Indiana corporation ("Unitel"), pursuant to an Asset Purchase Agreement (the "Agreement") dated July 7, 1997 among the Registrant; Unitel; Paul Satterthwaite and Jon Satterthwaite, the controlling shareholders of Unitel (the "Shareholders"); and Teleco Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Buyer"). Unitel operates as a telephone and computer systems integrator and a distributor of Ameritech and BellSouth products and services. The purchase price for the assets consisted of (i) 2,000,000 shares of common stock, par value $0.01, of the Registrant (the "Common Stock"), (ii) a convertible promissory note in the principal amount of $1,000,000, and (iii) the assumption of Unitel's liabilities, including a bank loan with a current balance of $1,345,000, and obligations to trade creditors of Unitel in an amount not to exceed $1,200,000. The consideration paid in the acquisition was determined by negotiation between the Registrant and Unitel, based in part on the trading price of the Registrant's common stock.

    The shares of the Common Stock were not registered under the Securities Act of 1933, as amended (the "Act"), because they were issued to two stockholders of Unitel in a transaction exempt from the registration requirements of the Act. The certificates representing the shares of Common Stock contain a legend restricting transfer without compliance with the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 16, 1997, the Registrant held its Annual Meeting of Stockholders. The following matters were voted upon at the meeting:

    The following persons, all of whom were incumbent Directors, were elected as Directors of the Corporation, receiving the votes set forth below:

Name                     Shares For         Shares Against      Shares Abstain
----                     ----------         --------------      --------------
James M. Lowery          9,435,101               -0-                 12,000

Rita Koridek             9,434,641               -0-                 12,460

Peter Olk                9,434,641               -0-                 12,460

Paul Satterthwaite       9,287,140               -0-                159,961

Paul Stoyanoff           9,287,600               -0-                159,501

Raymond W. Sheets. Jr.   9,434,641               -0-                 12,460

Steven W. Smith          9,434,641               -0-                 12,460

Michael J. Toth          9,435,101               -0-                 12,000


The 1997 Stock Option and Award Plan was adopted, receiving the votes set forth below:

                   Shares For      Shares Against      Shares Abstain
                   ----------      --------------      --------------
                   7,978,686           81,537               22,125

The appointment of Coopers & Lybrand L.L.P. as the Registrant's independent public accountants for the year ending December 31, 1997 was ratified with the following vote:

                   Shares For      Shares Against      Shares Abstain
                   ----------      --------------      --------------
                   9,439,676            5,600                1,825

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          10.1 Telecomm Industries Corp. 1997 Stock Option and Award Plan

          11   Computation of Earnings Per Share

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K

    On October 21, 1997, the Company filed a Current Report on Form 8-K for the purpose of filing the audited financial statements of Unitel, Inc. and the pro-forma financial statements of the Registrant showing the effect of the acquisition of Unitel, Inc. in August 1997.

                                      SIGNATURES

     In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TELECOMM INDUSTRIES CORP.


Date: November 12, 1997                          By:  /s/ Eric Getzin
                                                     -------------------
                                                      Eric Getzin
                                                      Chief Financial Officer