Form 10KSB
period 1997-12-31
TELECOMM INDUSTRIES CORP
filed 1998-04-16
CIK 87888

                                       UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   _____________

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                          OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from        to

                            Commission file number 0-4410

                              TELECOMM INDUSTRIES CORP.
            ------------------------------------------------------------
             (Name of Small Business Issuer as Specified in Its Charter)

                Delaware                             34-1765902
        ------------------------         ------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

 1743 Quincy Ave. Naperville, Illinois                  60540
----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)

                                   (630) 369-7111
                   ------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

     State issuer's revenues for its most recent fiscal year.  $17,051,339

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

Common Stock, $0.01 par value: $11,384,268          (as of March 31, 1998)
------------------------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.01 par value: 12,650,746 (as of March 31, 1998)
------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one): Yes     No X.
                                                                   ---    ---

                       TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                        INDEX


Item 1.   Description of Business.............................................  3

Item 2.   Description of Property.............................................  8

Item 3.   Legal Proceedings...................................................  8

Item 4.   Submission of Matters to Security Holders...........................  8

Item 5.   Market for Common Equity and Related Stockholder Matters............  9

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................... 11

Item 7.   Financial Statements................................................ F1

Item 8.   Changes in and Disagreements with Accountants.......................N/A

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act................... 16

Item 10.  Executive Compensation.............................................. 16

Item 11.  Security Ownership of Certain Beneficial Owners and Management...... 16

Item 12.  Certain Relationships and Related Transactions...................... 16

Item 13.  Exhibits and Reports on Form 8-K.................................... 16


                                    PART I

DESCRIPTION OF BUSINESS

THE COMPANY

     Telecomm Industries Corp. ("Telecomm" or the "Company"), a Delaware corporation, is one of the nation's largest Regional Bell Operating Company ("RBOC") distributors. The Company sells voice, data, cellular, video and telephone information network solutions to business customers throughout its five-state region. Ameritech and BellSouth are Telecomm's primary RBOC partners. Telecomm also represents numerous manufacturers of voice and data equipment, by marketing, installing and maintaining their telecommunications equipment. Equipment manufacturers represented by Telecomm include various globally-recognized companies, such as Northern Telecom, NEC, and Comdial.

     In addition, Telecomm adds software and other technical enhancements or services to data equipment purchased from third party manufacturers for resale. Telecomm was recently identified as one of the 500 largest Value Added Resellers ("VARs") in the country in VAR Business Magazine's 1997 annual industry report. Telecomm's value added services include network consultation, design, installation, maintenance and repair for products of various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco, Amdahl and Citrix. These manufacturers are recognized throughout the industry for providing high quality technology and innovative software.

     Telecomm operates sales offices in Naperville, Peoria, Quad Cities and Savoy, Illinois; Indianapolis, Evansville, Schererville, South Bend, Muncie, Bloomington, Clarksville and Lafayette, Indiana; Cleveland, Columbus, Dayton and Independence Ohio; Green Bay, Appleton and Milwaukee, Wisconsin; and Louisville and Owensboro, Kentucky. Telecomm's customers can be found in all industries, particularly mid-size business enterprises, state and municipal governments, financial institutions, manufacturing companies and public school systems. Telecomm's customers' systems range in size from 2 to 7,600 telephone lines and in sophistication from basic telephone operations to extensive communications networks that include voice messaging, automatic call distribution and multi-location networks. The Company also services customers with advanced data networks.

     Telecomm, which is located at 1743 Quincy Ave., Naperville, Illinois 60540 (telephone number 630-369-7111), was originally incorporated in 1967 as Scotco Data Leasing Incorporated, and from 1984 to October 18, 1993 was inactive and had no operations. To streamline the Company's operations, the Company's wholly-owned subsidiaries, Authorized Network Distributors, Inc. ("AND") and Centel Corporation ("Teleco") were merged with and into the Company on November 11, 1997. AND and Teleco were acquired in August 1995 and April 1994, respectively, and in January 1996 the Company, through AND, acquired Seraphim Information Systems, Inc. Teleco operated as an Ameritech authorized distributor of telecommunications services in Ohio, AND operated as an Ameritech authorized distributor of telecommunications services in Illinois, Indiana and Ohio and Seraphim operated as an Ameritech authorized distributor of data services, integrated hardware and software networking solutions in northern Illinois, particularly the Chicago market. Today, Telecomm has one wholly-owned subsidiary, Teleco Acquisition Corp. ("TAC") which was formed to acquire Unitel, Inc. ("Unitel") in August 1997.

ACQUISITION STRATEGY

     To effect its growth strategy, Telecomm has been an aggressive acquiror. The Company made three acquisition in 1997. Telecomm acquired Long-Tell Communications, Inc. ("Long-Tell"), a distributor of long distance telephone services by merger on January 2, 1997.

     On January 4, 1997, Telecomm acquired Northeastern Communications Services, Inc., ("NCS"). NCS operated as an Ameritech authorized distributor of voice and usages services, and as an NEC distributor for PBX and Key telephone systems. NCS was headquartered in Green Bay, Wisconsin and had offices throughout the state. Telecomm continues to operate the business of NCS substantially in the manner previously conducted prior to its acquisition.

      Unitel, with seven offices throughout Indiana and Kentucky, had operated as a computer and telecommunications integrator and a distributor of
Ameritech and BellSouth services.   The purchase was effective August 12,
1997. TAC has continued to use the acquired assets in the same manner as they were used by Unitel prior to the purchase.

     In order to facilitate the integration of new acquisitions into the Company, as well as manage the company's internal growth, Telecomm has reorganized its operations into three regional operations. The East Region is made up of all offices in the State of Ohio. The West Region includes all offices in Kentucky, southern and central Indiana and Illinois with the exception of Chicago. The North Region includes northern Indiana, Chicago and all of Wisconsin. The regions are under the direction of Regional Vice Presidents who report directly to the Chief Executive Officer and Chairman.

     On January 1, 1998, Telecomm management formed an acquisition team to evaluate prospective acquisition opportunities. In 1998, the Company's acquisition strategy will be focused on geographic expansion and economies of scale in administration and sales support, and less on diversification and development of infrastructure, which were the primary benefits of the Unitel acquisition. The first 1998 acquisition was completed when Telecom acquired substantially all of the assets of Division-Tel Communications Group, Inc. ("Division-Tel") on February 20, 1998. Division-Tel is one of Ameritech's fastest growing distributors in Southern Indiana. Telecomm continues to use the Division-Tel assets in substantially the same manner as they were used prior to the acquisition.

     The Company's acquisition strategy calls for the identification of acquisition targets that meet certain criteria. The Company will pursue and negotiate with targets that operate as interconnect services providers, network services providers or that partner with RBOCs in the five Ameritech
States: Indiana, Illinois, Ohio, Michigan and Wisconsin, and the nine Bell South States:

Kentucky, North and South Carolina, Georgia, Tennessee, Alabama, Florida, Louisiana and Mississippi. Telecomm will seek acquisition candidates that would be immediately accretive to earnings per share, have a strong management team in place that is compatible with the Company's management and have a satisfied customer base. At this time, Telecomm has no outstanding commitments or agreements regarding any future acquisitions.

SALES AND MARKETING

     Telecomm and TAC presently employ 68 sales people. Sales Managers, who report to the Regional Vice Presidents, manage and develop Telecomm's sales force. Based upon his or her market area and experience level, each sales person is assigned a monthly objective for equipment and services sales, which triggers eligibility for incentive bonuses. Additionally, the Company partners with third party firms and consultants to supplement their product lines with voice and data applications provided by Telecomm through Ameritech. The success of Telecomm's sales force has enabled its product marketing department to negotiate volume discounts and other advantageous terms that significantly enhance the Company's products and services.

TELECOMMUNICATIONS INDUSTRY REGULATION

     The telecommunications industry is undergoing significant changes. The Telecommunications Act of 1996 (the "Act") was signed into law on February 8, 1996. Congress and the Justice Department, through legislation and consent decrees, had previously overseen the deregulation of the long distance and equipment segments of the industry. This Act is intended to bring competition to local telephone service, and thereby, provide the final step in the deregulation of the telecommunications industry in this country.

     The Company believes that the Act will bring significant change at the federal and state levels by enabling the RBOCs and other Local Exchange Carriers ("LECs") that provide local telephone service and Inter-Exchange Carriers ("IXCs") that carry long distance traffic to begin competing in the same market. In addition, services historically offered at a single tariff rate will be available at wholesale and retail rates. Accordingly, the Company believes some customers will choose their service provider based entirely on price, while others will select their vendor based upon the type and sophistication of services they provide.

     Local exchange and long distance service companies, cable TV companies, cellular service companies, computer concerns and the entertainment and information services industries are merging, forming alliances and positioning to provide a variety of products and services. New competitive Local Exchange Carriers have been formed to purchase services from the RBOCs at wholesale rates and resell these services to their customers. Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications products and services as well as the number of companies offering such services.

REGULATORY ENVIRONMENT.

     Telecomm's equipment and service providers are subject to regulation by the Federal Communications Commission and various state public utilities commissions. Management believes that the complex regulatory environment in which its equipment suppliers operate has little effect on Telecomm's ability to distribute equipment and services, and that many sources of supply exist for the types of equipment and services sold.

COMPETITION

     The distribution of telecommunications services and equipment is highly fragmented and competitive. Many of the Company's competitors are larger than the Company and have financial and other resources substantially greater than the Company. Telecomm faces substantial direct competition for the same small and medium sized business customers that it targets in all of its markets. Telecomm competes, as a full-service provider of its customers' voice and data communications needs, providing high quality, competitive prices and a wide array of equipment and services. Management believes that substantial opportunities will continue to arise to increase value for stockholders by expanding Telecomm's business, both in the menu of services provided, in order to provide more interconnect services to compliment its existing network business, and to gain market share in its geographic markets. Telecomm continues to seek and evaluate acquisitions of other telecommunications distributors and wide area networking companies, as well as continuing to expand its sales through internal growth. The Company anticipates that as local telephone service becomes more competitive under the provisions of the Act, the RBOCs, and consequently the Company, will face more competition in the provision of these services.

EMPLOYEES

     As of December 31, 1997, Telecomm and its subsidiary employed 218 persons, an increase from 112 persons on December 31, 1996. Of these employees, 214 are employed on a full time basis and 4 are employed on a part time basis. The increase was due primarily to the acquisitions of NCS and Unitel and the expansion of the Company's sales force, markets served and services provided.

EXECUTIVE OFFICERS.

     The current officers of Telecomm are listed below. Each has been duly appointed to serve in the capacity set forth opposite their respective names.


                                                                      Positions With
      Name               Age  Date Service Commenced                    Registrant
      ----               ---  ----------------------                    ----------
James M. Lowery          49       February 1997        Chairman of the Board and Chief Executive Officer
Eric Getzin              38       October 1997         Chief Financial Officer
Rita Koridek             42       February 1997        Director and Regional Vice-President
Paul Stoyanoff           40       February 1997        Director and Regional Vice-President
Paul J. Satterthwaite    43       August 1997          Director, Regional Vice-President and Secretary


     JAMES M. LOWERY. Mr. Lowery became Chairman of the Board and Chief Executive Officer of Telecomm in February 1997 and was President of Seraphim from August 1992 until it was merged into Telecomm. Previously, he was employed by Ameritech as Director of Channel Management for the authorized distributors in Ameritech's marketing area.

     ERIC GETZIN. Mr. Getzin, a certified public accountant, has served as the Chief Financial Officer of Telecomm since August 1997. From January 1997 to August 1997, Mr. Getzin served as the Chief Financial Officer of Unitel. Prior to January 1997, he provided part-time financial officer services to a variety of companies through Alternative Financial Services, a consulting company that he founded in April 1991.

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

     PAUL STOYANOFF. Mr. Stoyanoff has served as a Director and Vice President of Telecomm since February 1997. Prior to such time, he had served as the Managing Vice President of AND since October 1994. From October 1990 to October 1994, Mr. Stoyanoff served as a Regional Sales Manager for Tone Commander Systems of Redmond, Washington.

     PAUL SATTERTHWAITE. Mr. Satterthwaite has served as a Director and Regional Vice President of Telecomm since August 1997. For more than five years prior to that time, he served as President and Chief Executive Officer of Unitel.

     On July 2, 1997, while Paul Satterthwaite and Eric Getzin were officers of Unitel, prior to its acquisition by Telecomm, an involuntary petition was filed under Chapter 7 of the Bankruptcy Code against Unitel. The petition was dismissed on July 29, 1997 after a settlement was reached with Unitel's creditors.

DESCRIPTION OF PROPERTY.

     Telecomm's principal offices are located in approximately 1,650 square feet of a one-story brick building located in Naperville, Illinois; approximately 35,000 square feet of a two-story brick building in Indianapolis, Indiana; and approximately 6,000 square feet of a one-story brick building located in Mentor, Ohio. The Mentor facility is leased from an affiliate through November 31, 1998 at a monthly rate of $2,400. The Indianapolis facility is leased from affiliates through September 2015. The Company makes monthly payments for the Indianapolis facility of $12,542 for rent plus approximately $10,000 for certain expenses and has a right to terminate the lease on 12 months advance written notice.

     Telecomm also has sales offices in several Illinois, Kentucky, Indiana and Ohio cities. Such offices are leased on a short-term basis not exceeding two years.

LEGAL PROCEEDINGS.

     Telecomm is not a party to, nor are any of Telecomm's assets subject to, any pending legal proceedings other than non-material litigation incidental to its business.

SUBMISSION OF MATTERS TO SECURITIES HOLDERS.

     None.

                                      PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Since November 1, 1993, Telecomm's Common Stock has traded on the NASDAQ over-the counter market and has been quoted on the NASDAQ Electronic Bulletin Board under the symbol "TCMM." The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


           REPRESENTATIVE PRICES
           ---------------------

CALENDAR QUARTER         HIGH/ASK   LOW/BID
----------------         --------   -------
First quarter 1996         2-3/4     1-3/4
Second quarter 1996        3-5/8     1-5/8
Third quarter 1996         2-1/2    1-7/16
Fourth quarter 1996       2-1/16         1
First quarter 1997         1-3/4         1
Second quarter 1997       1-9/16     1-1/8
Third quarter 1997       1-11/32     27/32
Fourth quarter 1997      1-13/16       5/8


Holders

     The approximate number of holders of Telecomm's Common Stock as of December 31, 1997 was 415.

UNREGISTERED STOCK ISSUANCES

     In January 1997, Telecomm issued 400,000 shares of Common Stock ("Shares") to Peter Olk in connection with the acquisition of NCS; 112,500 Shares to Dennis Gehrisch in connection with the acquisition of Long-Tell; 20,202 Shares to Vito Centofani in connection with the acquisition of NCS and 25,253 Shares to Jane Shirk, also in connection with the acquisition of NCS.

     In May 1997, Telecomm granted 400,000 options to purchase shares of common stock to David Gruber in consideration for consulting services (the "Options"). The Options are exercisable for prices ranging from $3.00 to $10.00 per share, as amended April 3, 1998.

     In August 1997, Telecomm issued 1,000,000 Shares to each of Jon Satterthwaite and Paul Satterthwaite in connection with the acquisition of Unitel. Also in connection with the acquisition,

Telecomm issued a $1.0 million 5% convertible promissory note (the "Note") to P&J Corporation, an affiliate of Messrs Satterthwaite. The Note has a term of five years and is convertible, at the holder's election, at its maturity.

     Each of the above described issuances were exempt under Section 4(2) of the Act.

DIVIDENDS

     Telecomm has not declared any cash dividends to date. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future dividends will depend on earnings, capital requirements and the financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Telecomm is one of the nation's largest RBOC distributors. The Company sells voice, data, cellular, video and telephone information network solutions to business customers throughout its five-state region. Ameritech and Bell South are Telecomm's primary RBOC partners. In addition, Telecomm represents numerous manufacturers of voice and data equipment by marketing, installing and maintaining their telecommunications equipment. Telecomm also operates as a value added reseller of data equipment.

     Because of a change in Ameritech's commission payment structure, the Company adopted a new compensation plan for its sales force in 1996. Before June 1996, Ameritech paid 100% of the commissions earned at the time the service was installed. After June 1996, Ameritech began paying Telecomm 60% of the commissions earned at the time the service was installed and the remaining 40% over the life of the contract. The Company adopted an aggressive commission policy which enabled it to adjust to the new method of payment from Ameritech, while continuing to actively attract and maintain skilled, experienced salespeople.

     In addition, in the third quarter of 1996, Ameritech implemented a new billing and customer record system in an effort to consolidate and standardize its five non-standard billing systems. The combined effect on the Company of the change in timing of commission payments and the new system implementation lengthened the collection period for Ameritech receivables, adversely affecting the Company's working capital and cash flow.

     Under Ameritech's accelerator bonus system, significant bonuses are awarded to the Company for each commission dollar earned over a certain threshold. Once the threshold is reached, revenue derived from Ameritech sales increases at a greater rate than prior to the Company's obtaining the target. Also, once the target is reached, the Company earns promotional and co-op advertising dollars to be spent in the subsequent year.

     While Ameritech is Telecomm's most significant supplier, Telecomm's recent acquisitions have enabled it to diversify its product mix. Unitel, acquired in August 1997, derives revenues predominantly from equipment and service sales, while prior to the Unitel acquisition, Telecomm derived revenues primarily from RBOC commissions. Management believes that this diversification will enable Telecomm to continue its rapid growth and maintain its relationship with Ameritech while significantly reducing its reliance on Ameritech.

YEAR 2000 TECHNOLOGY

     Based upon a preliminary study by management, Telecomm does not expect to incur material costs to modify its current computer information systems to enable proper processing of transactions relating to the year 2000 and beyond.

However, Telecomm continues to evaluate whether additional corrective action will be necessary. Telecomm made no material expenditures in 1997 relating to year 2000 technology.

1997 VS. 1996

     The Company's net revenues increased 61% to $17.1 million for the year ended 1997 from $10.6 million in the comparable 1996 period. Sales of network services for the year ended 1997 were $9.6 million (or 56% of net revenues), equipment sales and related services were $7.3 million (or 43% of net revenues), and long distance and other services were $0.2 million (or 1% of net revenues) compared to network services sales of $7.5 million (or 71% of net revenues) and $3.1 million in equipment sales and related services (or 29% of net revenues) for the year ended 1996. The increase in network services was primarily attributable to an increase of $0.9 million in sales of voice transmission services by Unitel, which was acquired in August 1997, and receipt of Ameritech accelerator bonuses of $0.6 million during the year ended 1997. The increase in equipment sales and related services was primarily attributable to an increase of $3.3 million of voice equipment and related services sold, including $1.8 million sold by Unitel and $1.1 million in data equipment and related services sold.

     Commissions, contractor fees and related expenses increased $2.2 million to $5.8 million for the year ended 1997, a 62% increase from such expenses of $3.6 million for the year ended 1996. $1.3 million of this increase is attributable to costs associated with Unitel sales and $0.7 million is attributable to increased costs of equipment and labor to support additional hardware sales generated in 1997. As a percentage of net revenues, commissions, contractor fees and related expenses remained constant at 34% from 1996 to 1997. Even though Unitel was included in Telecomm's results for only five months in 1997, there was no change in the percentage because Unitel's commissions, contractor fees and related expenses of 49% of net revenues were offset by a decrease in similar expenses for Telecomm's other operations to 31% of net revenues. Compared to Telecomm's other businesses, these expenses are a higher percentage of Unitel's net revenues primarily because of Unitel's emphasis on equipment sales.

     Selling, general and administrative expenses ("SG&A") increased $3.1 million to $9.1 million for the year ended 1997, a 51% increase from SG&A expenses of $6.0 million in the comparable 1996 period. As a percentage of net revenues, these expenses decreased to 54% for the year ended 1997, from 57% for the comparable period in 1996. The increased SG&A costs attributable to Unitel sales in 1997 were $1.5 million, and the remaining $1.6 million were due to increases in administrative and sales expenses due primarily to growth and acquisitions of NCS and Long-Tell during 1997.

     Interest income decreased by $14,700 to $11,400 for the year ended 1997, primarily due to the use of short-term investments to meet operating expenses. Interest expense increased by $171,100 to $224,800 for the year ended 1997 from $53,600, in the comparable period in 1996, primarily due to increased borrowing by the Company under its line of credit facility and issuance of new notes in connection with the 1997 acquisitions of NCS, Long-Tell and Unitel.

     Income from operations before income taxes increased by $1.0 million to $1.9 million for the year ended 1997, an increase of 100% from $0.9 million in the comparable 1996 period, primarily for the reasons stated above.

     The provision for income taxes increased by $0.4 million to $0.8 million for the year ended 1997 compared to $0.4 million for the year ended 1996, due to higher earnings in 1997. The provision includes a $0.1 million tax benefit attributable to Unitel's 1997 operating loss of $0.3 million.

     As a result of the foregoing, net income for the year ended 1997 was $1.1 million, an increase of 103% compared to net income for the year ended 1996 of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     Telecomm's principal capital requirements are the internal growth of network services sales, primarily network service receivables classified as long term, voice and data hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

     Net cash used in operating activities was $0.8 million and $0.5 million in 1997 and 1996, respectively. In 1997, the $1.6 million increase in network long term receivables due to Ameritech's commission payment structure, and the decrease of accounts payable-trade, accrued commissions and contractor fees, and accrued expenses aggregating $1.3 million (excluding the acquisitions' impact on these accounts) were offset by net income of $1.1 million, the increase in deferred income taxes of $0.7 million and depreciation and amortization of $0.4 million. In 1996, the increase of $2.2 million in accounts receivable, including a $1.0 million increase in network long term receivables, and the increase of $0.4 million in inventory, were offset by net income of $0.5 million, an increase in deferred income taxes of $0.3 million, an increase of $0.3 million in accounts payable and an increase of $0.7 million in accrued bonuses.

     Net cash used in investing activities was $0.7 million in 1997 compared to $0.1 million in 1996. This increase is primarily attributable to $0.5 million used for the purchase of fixed assets in 1997 compared to $0.2 million used for the same purpose in 1996, and $0.3 million net used for the acquisitions of Unitel, NCS and Long-Tell in 1997.

     Net cash provided by financing activities was $1.4 million in 1997 compared to $0.3 million in 1996. This increase is primarily attributable to $1.3 million in proceeds from long-term debt received in 1997 compared to $0.4 million in proceeds from long-term debt received in 1996, net proceeds from the Company's line of credit in the amount of $1.3 million in 1997 compared to $0 in 1996 and the receipt of $0.4 million payment on notes receivable from related parties. This increase is partially offset by an increase of $1.2 million in payments made on long-term debt, which were $1.3 million in 1997 compared to $0.1 million in 1996 and the purchase of treasury stock of $0.3 million in 1997.

     The Company's 1997 capital expenditures were approximately $0.5 million, excluding acquisitions, primarily representing computer equipment purchased to network Telecomm's offices throughout its five-state region.

     The change in the commission payment structure by Ameritech, which was implemented in June 1996, and Ameritech's continuing implementation of a new billing and customer record system, lengthened the collection period of receivables, adversely affecting the Company's working capital and cash flow. Telecomm believes cash flow will continue to be similarly affected as long as the existing Ameritech commission structure remains.

     On September 24, 1997, Telecomm entered into a Credit and Security Agreement (the "Credit Agreement") with Peoples Bank, N.A. ("Peoples"). The Credit Agreement provides for a line of credit (the "Line of Credit") and a term loan (the "Term Loan"), each in the amount of $2.0 million. A copy of the Credit Agreement is attached to this Form 10-KSB as Exhibit 10.2.

     The Line of Credit is payable on demand and bears interest at Peoples' prime rate of interest plus one quarter percent (1/4%) per annum (8.5% at December 31, 1997). The Term Loan matures on September 24, 2002 and bears interest at the rate of nine and twenty-three hundredths percent (9.23%) per annum. Both loans are secured by a lien on substantially all of Telecomm's assets. Payment of interest under the Line of Credit and principal and interest under the Term Loan is made monthly. On December 31, 1997, $0.6 million was available under the Line of Credit.

     Telecomm is pursuing additional funds under its credit facility, which, together with cash reserves and funds generated from operations, management believes will be sufficient to provide the liquidity necessary to fund its anticipated capital and operational requirements and acquisitions over the next twelve months. Telecomm may also seek additional debt or equity financing if it determines that such financing is necessary. There is no assurance that the Company will obtain additional funds under its credit facility or any other additional debt or equity financing or, that if obtained, such financing will be on terms favorable to the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

     - the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;

     - changes in Ameritech's commission payment plan and/or its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;

     - fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech bonus acceleration targets are met;

     - the ability of the Company to obtain additional financing to support its growth;

     - changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;

     - the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;

     - the ability of the Company to integrate the operations of Unitel and Division-Tel into the Company;

     - the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;

     - the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates; and

     - general economic conditions, and other risk factors discussed herein.

     In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

FINANCIAL STATEMENTS

     Telecomm's Reports of Independent Accountants and Financial Statements follow this page.

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

INDEX

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Accountants...........................................................        1

Consolidated Balance Sheets as of December 31, 1997 and 1996................................        2

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996........        3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997
       and 1996.............................................................................        4

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996........        5

Notes to Consolidated Financial Statements..................................................     6-18



TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Telecomm Industries Corp. and Subsidiary


We have audited the accompanying consolidated balance sheets of Telecomm Industries Corp. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telecomm Industries Corp. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Cleveland, Ohio
April 10, 1998

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996

                     ASSETS                                                 1997         1996
                                                                        ------------  -----------
Current assets:
    Cash and cash equivalents                                           $    97,779   $  238,312
    Accounts receivable - trade                                           3,387,943    2,548,961
    Inventories                                                           1,412,196      616,147
    Prepaid income taxes                                                     59,557       48,260
    Prepaid expenses                                                        133,936       38,660
    Employee advances                                                       147,601      139,887
    Notes receivable - related parties                                   -               400,000
                                                                        ------------  -----------
             Total current assets                                         5,239,012    4,030,227

Property and equipment, net                                               1,481,566      482,712
Accounts receivable, long-term portion                                    2,992,137    1,013,520
Intangibles and other assets, net                                         3,462,958       81,244
                                                                        ------------  -----------

             Total assets                                               $13,175,673   $5,607,703
                                                                        ------------  -----------
                                                                        ------------  -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit                                                      $ 1,371,210   $  113,384
    Current portion of long-term debt                                       404,780      175,823
    Accounts payable - trade                                              1,139,776      408,848
    Accrued payroll and related expenses                                    268,191      122,719
    Accrued bonus                                                           575,500      816,900
    Accrued commissions and contractor fees                                 180,813      455,582
    Customer deposits                                                       118,504      -
    Deferred income taxes                                                   342,321      106,321
    Income taxes payable                                                    109,399       81,136
    Other accrued expenses                                                  149,730       56,185
                                                                        ------------  -----------
             Total current liabilities                                    4,660,224    2,336,898

Long-term debt, less current portion                                      2,862,976      389,436
Deferred revenue                                                             10,362      -
Deferred income taxes                                                       906,913      402,913
                                                                        ------------  -----------
             Total liabilities                                            8,440,475    3,129,247

Commitments and contingencies                                            -               -

Stockholders' equity:
    Common stock $.01 par value; authorized 20,000,000 shares; issued
           12,300,746 and 9,642,791; outstanding 11,771,559 and
           9,642,791, at December 31, 1997 and 1996, respectively           123,008       96,428
    Additional paid-in capital                                            3,577,632    2,085,887
    Treasury stock, 529,187 shares at cost                                 (317,512)     -
    Receivables from stockholders                                          (110,065)     (44,531)
    Retained earnings                                                     1,462,135      340,672
                                                                        ------------  -----------
             Total stockholders' equity                                   4,735,198    2,478,456
                                                                        ------------  -----------

             Total liabilities and stockholders' equity                 $13,175,673   $5,607,703
                                                                        ------------  -----------
                                                                        ------------  -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIALS STATEMENTS.


TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      2

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            1997          1996
                                                                         ------------  ------------
Net revenues                                                             $17,051,339   $10,560,785

Commissions, contractor fees, and related expenses                         5,783,176     3,560,176
Selling, general and administrative expenses                               9,137,518     6,048,802
                                                                         ------------  ------------

          Operating income                                                 2,130,645       951,807

Other income (expense):
    Gain (loss) on disposal of assets                                         (3,166)         (870)
    Interest income                                                           11,417        26,130
    Interest expense                                                        (224,750)      (53,641)
                                                                         -------------  ------------

                                                                           (216,499)       (28,381)
                                                                         ------------   ------------

Income from operations before income tax expense                           1,914,146       923,426
Income tax expense                                                           792,683       371,200
                                                                         ------------  ------------

          Net income                                                     $ 1,121,463   $   552,226
                                                                         ------------  ------------
                                                                         ------------  ------------

Net income per common share:
   Basic                                                                 $       .10   $       .06
                                                                         ------------  ------------
                                                                         ------------  ------------
   Diluted                                                               $       .10   $       .06
                                                                         ------------  ------------
                                                                         ------------  ------------

Average number of common shares outstanding:
    Basic                                                                 10,854,949     9,425,291
                                                                         ------------  ------------
                                                                         ------------  ------------
    Diluted                                                               11,654,949     9,725,291
                                                                         ------------  ------------
                                                                         ------------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                      ADDITIONAL                          RECEIVABLES
                                                 COMMON STOCK          PAID-IN        TREASURY STOCK         FROM        RETAINED
                                              SHARES        AMOUNT     CAPITAL       SHARES      AMOUNT   STOCKHOLDERS   EARNINGS
                                             ---------    --------    ----------    ---------   -------   ------------   ---------
Balance at December 31, 1995                 9,607,791    $ 96,078    $2,145,706                             $(163,202)  $(211,554)

   Stock purchased by employees                 35,000         350          (350)

   Forgiveness of stockholders debt                                      (59,469)                               59,469

   Settlement of advances to stockholders                                                                       59,202

   Net income                                                                                                              552,226
                                             ---------    --------    ----------    ---------   -------   ------------   ---------

Balance at December 31, 1996                 9,642,791      96,428     2,085,887                               (44,531)    340,672

   Purchase of treasury shares                                                       (529,187)$(317,512)

   Stock issued for Long-Tell, Inc.            112,500       1,125        91,800

   Stock issued for NCS Communications         400,000       4,000       326,400

   Stock issued for Unitel, Inc.             2,000,000      20,000       980,000

   Stockholder advances acquired from
     Unitel, Inc.                                                                                             (174,227)

   Settlement of advances to stockholders                                                                      108,693

   Stock purchased by employees                145,455       1,455        93,545

   Net income                                                                                                            1,121,463
                                             ---------    --------    ----------    ---------   -------   ------------   ---------

Balance at December 31, 1997                12,300,746    $123,008    $3,577,632     (529,187)$(317,512)  $   (110,065) $1,462,135

                                             ---------    --------    ----------    ---------   -------   ------------   ---------
                                             ---------    --------    ----------    ---------   -------   ------------   ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                 1997                 1996
                                                                                          -------------------  -------------------
Cash flows from operating activities:
    Net income                                                                            $        1,121,463   $          552,226
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                                                 388,170              120,664
       Deferred revenue                                                                                 (966)                 -
       Deferred income taxes                                                                         740,000              350,334
       Reserve for bad debt                                                                           56,833                  -
       Loss on sale of property and equipment                                                          3,416                  870
    Changes in assets and liabilities:
       Accounts receivable - trade                                                                   210,499           (1,199,964)
       Accounts receivable - long-term portion                                                    (1,604,617)          (1,013,520)
       Inventories                                                                                   (59,487)            (416,537)
       Prepaid income taxes                                                                          (11,297)             (48,260)
       Prepaid expenses                                                                              (39,903)             106,907
       Employee advances                                                                              (1,510)            (110,467)
       Accounts payable - trade                                                                     (585,172)             265,460
       Accrued payroll and related expenses                                                           89,133              104,732
       Accrued bonus                                                                                (241,400)             674,900
       Accrued commissions and contractor fees                                                      (296,279)             136,713
       Customer deposits                                                                            (175,514)                 -
       Income taxes payable                                                                           28,263              (80,994)
       Other accrued expenses                                                                       (428,002)              39,995
                                                                                         -------------------  -------------------
             Total adjustments                                                                    (1,927,833)          (1,069,167)
                                                                                         -------------------  -------------------
             Net cash (used in) provided by operating activities                                    (806,370)            (516,941)
                                                                                         -------------------  -------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                             (542,461)            (149,833)
    Proceeds from sale of property and equipment                                                       4,000                  -
    Purchase acquisitions, net of cash acquired of $123,547                                         (301,453)                 -
    Proceeds from stockholders receivables                                                           108,693               59,202
                                                                                         -------------------  -------------------
             Net cash used in investing activities                                                  (731,221)             (90,631)
                                                                                         -------------------  --------------------

Cash flows from financing activities:
    Payments on long-term debt                                                                    (1,312,087)            (153,512)
    Proceeds from issuance of long-term debt                                                       1,273,831              400,000
    Proceeds from common stock purchased by employees                                                 95,000                  -
    Net borrowings under line of credit                                                            1,257,826             (12,617)
    Notes receivable - related parties                                                               400,000              36,646
    Purchases of treasury stock                                                                     (317,512)                -
                                                                                         -------------------- -------------------
             Net cash provided by financing activities                                             1,397,058             270,517
                                                                                         -------------------  -------------------

Net decrease in cash                                                                                (140,533)           (337,055)
Cash at beginning of period                                                                          238,312             575,367
                                                                                         -------------------  -------------------

Cash at end of period                                                                     $           97,779   $          238,312
                                                                                         -------------------  -------------------
                                                                                         -------------------  -------------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                                $          203,917   $           53,641
                                                                                         -------------------  -------------------
                                                                                         -------------------  -------------------
    Cash paid for income taxes                                                            $           31,048   $          149,300
                                                                                         -------------------  -------------------
                                                                                         -------------------  -------------------

Non-cash investing and financing activities:
    Common stock issued for purchase acquisitions                                         $        1,423,325   $              -
                                                                                         -------------------  -------------------
                                                                                         -------------------  -------------------
    Notes issued for purchase acquisitions                                                $        1,200,000   $              -
                                                                                         -------------------  -------------------
                                                                                         -------------------  -------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION: Telecomm Industries Corp. ("Telecomm" or the "Company") is incorporated under the laws of the State of Delaware and has its principal offices in Naperville, Illinois. In 1996, the Company's wholly-owned subsidiaries included Centel Corporation, an Ohio corporation doing business under the tradename Teleco ("Teleco"), and Authorized Network Distributors ("AND"), an Indiana corporation. In July 1997, Teleco Acquisition Corporation ("Teleco Acquisition"), a wholly-owned subsidiary and an Ohio corporation doing business under the tradename Unitel/Telecomm Industries, was formed to acquire the assets of Unitel, Inc. On November 11, 1997, Teleco and AND were merged into Telecomm.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Teleco Acquisition. All significant intercompany accounts and transactions have been eliminated.

      BUSINESS AND INDUSTRY: The Company is an authorized distributor for Ameritech, Bell South and GTE and is a full-service provider of telecommunication services and equipment.

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

      USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ form those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: Management has determined that the carrying values of financial instruments, primarily accounts receivable, notes receivable (Note 3), accounts payable and debt (Note 6), approximate fair value.

      CONCENTRATIONS OF CREDIT RISK: Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of accounts receivable. Ameritech and its subsidiaries accounted for 57% and 71% of the Company's revenues for 1997 and 1996, respectively. The Company may establish an allowance for possible losses based upon factors surrounding the credit and historical information. At December 31, 1997 and 1996, the Company recorded an allowance for doubtful accounts of approximately $145,000 and $370,000, respectively.

      The Company places cash with high quality financial institutions. At times, deposits may be in excess of FDIC insurance limits.

      PROPERTY AND EQUIPMENT: Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is computed principally by using the straight-line method over the estimated useful lives. The provision for amortization of leasehold improvements is based on the term of the lease or the estimated useful lives, whichever is shorter.

      REVENUE RECOGNITION: Revenues are recognized when earned and are recorded net of estimated cancellations and charge backs.

      INVENTORY: Inventory consists of purchased equipment for installation contracts and is recorded at the lower of cost (first-in, first-out) or market value.

      INTANGIBLE AND OTHER ASSETS: The excess of the purchase cost over the fair value of net assets in an acquisition (goodwill) is included in intangible and other assets in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over fifteen to thirty years.

      Customer lists are being amortized on a straight-line basis over their estimated useful lives of fifteen years.

      Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" and are included in intangible and other assets in the accompanying consolidated balance sheets. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally five years. Similarly, internally developed computer software for sale or lease is capitalized and amortized for financial reporting purposes using the straight-line method.

      The Company's policy is to evaluate intangible assets based on a review of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (not discounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

      INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the use of the liability method of computing deferred income taxes, whereby deferred income taxes are recorded to reflect the income tax consequences on future years of temporary differences between the income tax and financial reporting bases of assets and liabilities as of the balance sheet date. Under the liability method, deferred income taxes are adjusted for tax rate changes as they occur. This method also provides for the current recognition of the expected income tax benefits from net operating losses if it is expected such income tax benefits are more likely than not to be realized.

      RECEIVABLES FROM STOCKHOLDERS: Advances and other receivables due from stockholders have been recorded as a reduction of stockholder's equity where there is not a demonstrated ability or intent to repay the outstanding amounts in cash.

      RECLASSIFICATIONS: Certain items in the 1996 consolidated financial statements of the Company have been reclassified to conform to the current year's presentation.

2.  ACQUISITIONS:

      On August 12, 1997, the Company purchased all of the assets of Unitel, Inc. ("Unitel"), an Indiana corporation, pursuant to an Asset Purchase Agreement dated July 7, 1997, among the Company, Unitel, Paul Satterthwaite, Jon Satterthwaite, the controlling stockholders of Unitel, and Teleco Acquisition. The purchase price for the assets consisted of (i) 2,000,000 shares of the Company's common stock valued at $1,000,000, (ii) a convertible promissory note in the principal amount of $1,000,000, and (iii) the assumption of Unitel's liabilities, including a bank loan with a balance of $1,309,000, and obligations to trade creditors of Unitel in an amount not to exceed $1,200,000.

      The Unitel asset acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $2,112,617 and has been recorded as goodwill, which is being amortized on a straight-line basis over thirty years. The amortization expense for fiscal 1997 was $28,604.

         The net purchase price was allocated as follows:


    Current assets                                        $          1,827,297
    Property and equipment                                             777,471
    Stockholder receivable                                             174,227
    Other assets                                                       381,204
    Goodwill                                                         2,112,617
    Liabilities assumed                                             (3,272,816)
                                                          --------------------

    Net purchase price                                               2,000,000
    Less: common stock issued                                        1,000,000
          convertible note issued                                    1,000,000
                                                          --------------------
    Cash paid for acquisition                             $         -
                                                          --------------------
                                                          --------------------

      Had the acquisition of Unitel occurred at January 1, 1997, the unaudited pro forma consolidated Statement of Operations for the year ended December 31, 1997 would have been as follows:


                                                                                                      PRO FORMA
                                         TELECOMM          UNITEL INC.                              STATEMENT OF
                                     INDUSTRIES CORP.       (1/1/97 TO          PRO FORMA            OPERATIONS
                                       (AS REPORTED)         8/12/97)          ADJUSTMENTS           (UNAUDITED)
                                    ------------------  -----------------  -------------------   ------------------
Net revenues                         $     17,051,339    $     4,952,033                          $      22,003,372
Operating expenses                         14,920,694          4,709,560   $          28,600(1)          19,658,854
Other income (expense)                       (216,499)                                                     (216,499)
                                    ------------------  -----------------  -------------------   -------------------

Income (loss) from operations
  before income taxes                       1,914,146            242,473             (28,600)             2,128,019

Income taxes                                  792,683                                 96,989(2)             889,672
                                    ------------------  -----------------  -------------------   -------------------

Net income (loss)                    $      1,121,463    $       242,473     $      (125,589)     $       1,238,347
                                    ------------------  -----------------  -------------------   -------------------
                                    ------------------  -----------------  -------------------   -------------------

Earnings per common share:
    Basic                            $            .10                                             $             .11
                                    ------------------                                           -------------------
                                    ------------------                                           -------------------
    Diluted                          $            .10                                             $             .11
                                    ------------------                                           -------------------
                                    ------------------                                           -------------------

Average number of common
  shares outstanding:
    Basic                                  10,854,949                                                    10,854,949
                                    ------------------                                           -------------------
                                    ------------------                                           -------------------
    Diluted                                11,654,949                                                    11,654,949
                                    ------------------                                           -------------------
                                    ------------------                                           -------------------


(1): Adjustment to recognize amortization of Unitel non-compete agreement and customer lists.

(2): Adjustment to record income tax provision as if Unitel had been treated as a "C" corporation.

      On January 2, 1997, the Company acquired Northeastern Communication Systems, Inc. ("NCS") under the provisions of a Stock Purchase Agreement. Under the terms of this agreement, the Company issued 400,000 shares of its common stock valued at $330,400, paid $400,000 in cash and assumed $503,957 of NCS's liabilities for all of the outstanding common stock of NCS.

TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                       9

      The NCS acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $759,219 and has been recorded as goodwill, which is being amortized on a straight-line basis over fifteen years. The amortization expense for fiscal 1997 was $50,615.

      The net purchase price was allocated as follows:


      Working capital                                $           194,497
      Property and equipment                                     280,641
      Goodwill                                                   759,219
      Liabilities assumed                                       (503,957)
                                                     --------------------

      Net purchase price                                         730,400
      Less: common stock issued                                  330,400
                                                     --------------------
      Cash paid for acquisition                      $           400,000
                                                     --------------------
                                                     --------------------

           Had the acquisitions of Unitel and NCS occurred at January 1, 1996, the unaudited pro forma consolidated Statement of Operations for the year ended December 31, 1996 would have been as follows:

                                                                                                                   PRO FORMA
                                       TELECOMM                                                                   STATEMENT OF
                                   INDUSTRIES CORP.                                            PRO FORMA           OPERATIONS
                                     (AS REPORTED)       UNITEL INC.          NCS             ADJUSTMENTS          (UNAUDITED)
                                  ------------------ ----------------- ------------------ -----------------    ------------------
Net revenue                       $      10,560,785  $     10,499,655  $       1,967,058                       $      23,027,498
Operating expenses                        9,608,978        11,759,638          2,227,252  $        240,900(1)         23,836,768
Other income (expense)                      (28,381)           46,557              9,722                                  27,898
                                  ------------------ ----------------- ------------------ -----------------    ------------------

Income (loss) before income
  taxes (benefit)                           923,426        (1,213,426)          (250,472)         (240,900)             (781,372)

Income taxes (benefit)                      371,200                                               (610,335)(2)          (239,135)
                                  ------------------ ----------------- ------------------ -----------------    ------------------

Net income (loss)                 $         552,226  $     (1,213,426) $        (250,472) $        369,435     $        (542,237)
                                  ------------------ ----------------- ------------------ -----------------    ------------------
                                  ------------------ ----------------- ------------------ -----------------    ------------------

Earnings (loss) per common
  share:
    Basic                         $             .06                                                             $           (.05)
                                  ------------------                                                           ------------------
                                  ------------------                                                           ------------------
    Diluted                       $             .06                                                             $           (.04)
                                  ------------------                                                           ------------------
                                  ------------------                                                           ------------------
Average number of common
  shares Outstanding:
    Basic                                 9,425,291                                                                   11,825,291
                                  ------------------                                                           ------------------
                                  ------------------                                                           ------------------
    Diluted                               9,725,291                                                                   12,125,291
                                  ------------------                                                           ------------------
                                  ------------------                                                           ------------------

(1): Adjustment to recognize amortization of Unitel non-compete agreement and customer lists, and to recognize amortization of NCS goodwill.

(2): Adjustment to record income tax benefit as if Unitel and NCS had been treated as "C" corporations.

TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      10

      On January 2, 1997, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding stock of Long-Tell, Inc. of Mentor, Ohio. Under the terms of this agreement, the Company issued 112,500 shares of its common stock valued at $92,925, paid $25,000 cash and issued a $200,000 note (bearing interest at a fixed rate of 9% and maturing January 2, 2002). The entire purchase price was allocated to goodwill.

      On January 26, 1996, the Company issued 400,000 shares of its common stock for all of the outstanding common stock of Seraphim Information Systems, Inc. This acquisition was accounted for by the pooling-of-interests method and accordingly, the consolidated financial statements for the years ended December 31, 1997 and 1996 reflect the combined results of the businesses.

3.    NOTES RECEIVABLE:

      In conjunction with the sale of a former subsidiary in 1994, the Company was issued a note receivable of $580,000, payable in 35 monthly installments of $20,000 (including accrued interest at 13%) through December 1997. As of December 31, 1996, the balance of this note receivable was $400,000, and was paid during the first quarter of 1997. Additionally, in connection with the sale, a second note receivable of $59,469 was recorded and was subsequently forgiven during 1996.

4.    PROPERTY AND EQUIPMENT:

      Property and equipment at December 31, 1997 and 1996, consists of the following:

                                            USEFUL LIVES               1997                  1996
                                        ----------------------  -------------------   -------------------
Office furniture and fixtures                    5-7            $          542,076    $          197,954
Transportation equipment                         3-5                       286,017               219,304
Leasehold improvements                      Life of Lease                   42,899                 2,150
Computer equipment                                5                        868,748               300,944
Cable plant                                      10                        206,373             -
                                                                -------------------   -------------------
                                                                         1,946,113               720,352
Less accumulated depreciation                                              464,547               237,640
                                                                -------------------   -------------------

                                                                $        1,481,566    $          482,712
                                                                -------------------   -------------------
                                                                -------------------   -------------------

      Depreciation expense for the years ended December 31, 1997 and 1996, amounted to $271,323 and $112,531, respectively.

TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      11

5.    INTANGIBLE AND OTHER ASSETS:

      Intangible and other assets at December 31, 1997 and 1996 are as follows:

                                                    1997                1996
                                              ------------------  -----------------
Goodwill                                      $       3,189,761   $       -
Customer lists                                           99,482             99,482
Software development costs                              308,800           -
                                              ------------------  -----------------
                                                      3,598,043             99,482
Less accumulated amortization                           135,085             18,238
                                              ------------------  -----------------

                                              $       3,462,958   $         81,244
                                              ------------------  -----------------
                                              ------------------  -----------------

      Amortization expense for the years ended December 31, 1997 and 1996, amounted to $116,847 and $6,632, respectively.

6.     DEBT:

      Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                                                1997                  1996
                                                                                       -------------------   -------------------
   Note  payable to a financial institution for $400,000, collateralized by a blanket filing on corporate assets with specific filings to cover present and future contract service for business
         acquisitions. Interest accrued at 0.5% over the financial
         institution's prime rate (8.25% at December 31, 1996). The note requires interest only payments for three months of $8,262 with principal and interest payable in 47 monthly installments of
         $9,907 commencing February 28, 1997 and maturing on February 27, 2001.        $        -            $        400,000

   Note payable to a financial institution for $2,000,000, collateralized by a blanket filing on corporate assets.  Principal and interest (fixed at
         9.23% per annum) is payable in 59 monthly installments of $41,740
         commencing October 1, 1997 and maturing September 24, 2002.                          1,920,757             -

   Note payable to a related party in connection with the acquisition of
         Long-Tell, Inc. Principal is due on January 2, 2002.  Interest is
         payable quarterly at 9% per annum.                                                     200,000             -

   Convertible note payable to a related party in connection with the acquisition of Unitel, Inc. Principal is due on August 11, 2002.
         Interest is payable quarterly at 5% per annum and a balance of
         $20,833 was due as of December 31, 1997. The note may only be
         converted at the maturity date with a conversion rate of $2.00 per share.            1,000,000             -

   Vehicle and equipment loans payable in monthly installments ranging from $252 to $1,991 (including interest ranging from 8.2% to
         13.9%) through July 2001, collateralized by vehicles and
         equipment with a net book value of $138,617 and $179,364 at
         December 31, 1997 and 1996, respectively.                                              146,999               165,259
                                                                                     -------------------   -------------------

   Total long-term debt                                                                       3,267,756               565,259
   Less current portion                                                                         404,780               175,823
                                                                                     -------------------   -------------------

                                                                                     $        2,862,976    $          389,436
                                                                                     -------------------   -------------------
                                                                                     -------------------   -------------------

TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      12

      Maturities of long-term debt are as follows:


        FISCAL YEAR
    ------------------
           1998                            $         404,780
           1999                                      401,054
           2000                                      371,505
           2001                                      357,411
           2002 and thereafter                     1,733,006
                                           ------------------

                                           $       3,267,756
                                           ------------------
                                           ------------------

      The fair market value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1997 and 1996, the fair value of the long-term debt approximates the amount recorded in the consolidated financial statements.

      The Company also has a line of credit with Peoples Bank for an amount up to $2,000,000, of which $1,371,210 was outstanding at December 31, 1997. The line bears interest at the financial institution's prime rate plus .25% (prime rate was 8.5% at December 31, 1997) and is payable on demand. Interest is payable monthly and is secured by all assets of the Company. The most restrictive covenant requires the Company to maintain certain debt service coverage. Additionally, the Company had a similar line of credit with Peoples Bank in 1996, of which $113,384 was outstanding at December 31, 1996.

7.     INCOME TAXES:

      The provision for income taxes consists of the following at December 31, 1997 and 1996:

                                                        1997                 1996
                                                  -----------------    ------------------
          Federal                                 $       -            $           5,853
          State and local                                   52,683                15,013
          Deferred - federal                               656,373               297,784
          Deferred - state and local                        83,627                52,550
                                                  -----------------    ------------------

                                                  $        792,683     $         371,200
                                                  -----------------    ------------------
                                                  -----------------    ------------------

TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      13

     The following is a reconciliation of income taxes computed at the federal statutory rate with income taxes recorded by the Company at December 31, 1997 and 1996:

                                                            1997    1996
                                                           ------  ------
       Statutory federal income tax rate                    34.0%   34.0%
       State and local taxes (net of federal tax effect)     7.8     4.8
       Non-deductible items                                   -      2.2
       Other                                                 (.4)    (.8)
                                                           ------  ------

       Effective income tax rate                            41.4%   40.2%
                                                           ------  ------
                                                           ------  ------

     The tax effect of temporary differences which comprise the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                        1997       1996
                                                     ----------   --------
    Deferred tax assets:
       Accrued bonuses                               $  154,762   $148,000
       Other                                               -         3,966
                                                     ----------   --------
                                                        154,762    151,966

    Deferred tax liabilities:
       Deferred accounts receivable                   1,365,354    539,800
       Installment sale                                   -        121,400
       Other                                             38,642       -
                                                     ----------   --------
                                                      1,403,996    661,200
                                                     ----------   --------

       Net deferred tax liabilities                  $1,249,234   $509,234
                                                     ----------   --------
                                                     ----------   --------

6.   STOCKHOLDERS' EQUITY DATA:

     On May 23, 1996, the Company's Board of Directors authorized an additional 10,000,000 shares of common stock, increasing the number of shares authorized to 20,000,000.

     During 1997, certain former employees purchased 145,455 shares of common stock at an average price of $.65 per share pursuant to existing performance measurement agreements.

     On July 31, 1997, the Company repurchased 529,187 shares of its common stock. These shares are held in treasury, at cost and are presented as a reduction to stockholders' equity on the consolidated balance sheets.



TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      14

     Computations of basic and diluted earnings per share of common stock have been made in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company was required to adopt the provisions of SFAS No. 128 beginning with the year ended December 31, 1997. All prior and interim period earnings per share amounts have been restated accordingly. All securities that have an anti-dilutive effect on earnings per share have been excluded from such computations.

         RECONCILIATION OF NUMERATORS AND DENOMINATORS OF THE BASIC
                   AND DILUTED EPS COMPUTATIONS

                                                  FOR THE YEAR ENDED DECEMBER 31, 1997
                                                  -------------------------------------
                                                    INCOME        SHARES      PER-SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                  -----------  -------------  ---------
     Net income                                    $1,121,463

     Basic EPS:
     Income available to common stockholders;
       weighted average common stock outstanding    1,121,463     10,854,949     $.10

     Effect of dilutive securities                                   800,000

                                                  -----------  -------------  ---------
     Diluted EPS:
     Income available to stockholders of common
       shares and common stock equivalents         $1,121,463     11,654,949     $.10
                                                  -----------  -------------  ---------
                                                  -----------  -------------  ---------

                                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                                  -------------------------------------
                                                    INCOME        SHARES      PER-SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                  -----------  -------------  ---------
     Net income                                    $  552,226

     Basic EPS:
     Income available to common stockholders;
       weighted average common stock outstanding      552,226      9,425,291     $.06

     Effect of dilutive securities                                   300,000

                                                  -----------  -------------  ---------
     Diluted EPS:
     Income available to stockholders of common
       shares and common stock equivalents         $  552,226      9,725,291     $.06
                                                  -----------  -------------  ---------
                                                  -----------  -------------  ---------

     Options to purchase 400,000 shares of common stock at $3.00 to $14.00 per share were outstanding during fiscal 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year.


TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      15

9.   STOCK-BASED COMPENSATION PLANS:

     The Company accounts for stock based compensation issued to employees and directors in accordance with Accounting Principles Board Opinion 25 ("APB 25") and has elected the "disclosure-only" provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Certain grants to non-employees of the Company have been accounted for under the provisions of SFAS No. 123.

     The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of non-qualified options at an exercise price of $.50 per share. Options outstanding under the 1995 Plan vest in equal installments over a two-year period on the first two anniversary dates after the of grant. The option price is equal to the market price for the Company's common stock at the time of grant.

     On May 1, 1997, the Company's Board of Directors issued stock options for 400,000 shares to a consultant that will assist in publc and investor relations of the Company. These options have exercise prices ranging from $3.00 to $14.00 per share and vest upon grant (Note 14).

     The following is a summary of the activity in the Company's stock option plans during fiscal 1997 and 1996:

                                                         WEIGHTED
                                                         AVERAGED
                                                         EXERCISE
                                               SHARES     PRICE
                                               -------   --------
     Outstanding at December 31, 1995          300,000    $ .50
       Granted                                    -
       Exercised                                  -
       Expired                                    -
                                               -------   --------

     Outstanding at December 31, 1996          300,000      .50
       Granted                                 400,000     8.92
       Exercised                                  -
       Expired                                    -
                                               -------   --------

     Outstanding at December 31, 1997          700,000    $5.31
                                               -------   --------
                                               -------   --------

     At December 31, 1997, there were options outstanding under the Company's stock option plans to purchase 700,000 shares of common stock, of which all are currently exercisable at $.50 to $14.00 per share.

     For SFAS No. 123 purposes, the fair value of each option under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1997 and 1996: (1) Average dividend yield of 0%, (2) expected volatility of 120%, and (3) expected life of 5 years. A risk-free interest rate of 5.71% and 5.89% was used for grants in 1997 and 1996, respectively.


TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                      16

     Had the Company elected the fair value methodology for determining compensation expense, the Company's net income and net income per common share would not have changed from amounts reported in the accompanying consolidated financial statements.

10.  LEASES:

     The Company and its subsidiaries lease office space, equipment and vehicles under various operating leases. Leases that expire are generally expected to be renewed or replaced by other leases.

     At December 31, 1997, future minimum rental payments applicable to noncancelable operating leases were as follows:

           1998                                        $  467,063
           1999                                           358,529
           2000                                           286,704
           2001                                           274,304
           2002 and thereafter                          3,787,056
                                                       ----------

           Total minimum lease payments                $5,173,656
                                                       ----------
                                                       ----------

     Rent expense for all operating leases was $590,258 and $206,211 in 1997 and 1996, respectively.

11.  RELATED PARTY TRANSACTIONS:

     The Company currently leases office and warehouse space through an entity partially owned by a director/stockholder. The lease agreement calls for monthly payments of $2,400 through November 1998. Rent expense related to this lease amounted to $28,800 for both 1997 and 1996.

     A director/stockholder of the Company was also an officer, director and shareholder of Long-Tell Communications, Inc. which was acquired by the Company on January 2, 1997.

     At December 31, 1996, certain funds aggregating $400,000 were due from related parties. The balance was paid during the first quarter 1997. Additionally, a note receivable for $59,469 was recorded at the time of sale. This balance was forgiven during 1996.

     The Company acquired from the Unitel asset acquisition a lease for office and warehouse space through an entity owned by a director/shareholder. The lease agreement calls for the Company to make monthly payments of $12,542 through September 2015, as well as payment of certain expenses of approximately $10,000 per month. As a part of the acquisition the Company obtained an amendment to the lease which allows the Company to terminate the existing lease by providing a twelve month written notice. The Company has not exercised this option as of the date of this report. Rent expense related to this lease amounted to $122,710 for the year ended 1997.



TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                     17

     The Company also assumed other vehicle leases as part of the Unitel asset acquisition, through an entity owned by a director/shareholder. The vehicle lease agreements call for monthly payments ranging from $343 to $805, and expire in June 1999. Rent expense related to these leases amounted to $23,251 for the year ended 1997.

12.  EMPLOYEE BENEFIT PLAN:

     The Company sponsors a 401(k) plan that covers substantially all eligible employees. Contributions to the plan are discretionarily determined by the Company's management. For the years ended December 31, 1997 and 1996, contributions totaled $40,914 and $7,240, respectively.

13.  COMMITMENTS AND CONTINGENCIES:

     The Company is subject to legal proceedings and claims in the ordinary course of business that have not been finally adjudicated. In management's opinion, all such outstanding matters would not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

14.  SUBSEQUENT EVENTS:

     On February 20, 1998, the Company acquired Division-Tel Communications Group, Inc. ("Division-Tel") under the provisions of an Asset Purchase Agreement. Under the terms of this agreement, the Company issued 350,000 shares of its common stock valued at $420,000, paid $25,000 in cash, issued a $20,000 note (bearing interest at a fixed rate of 9% and maturing January 2, 2002) and assumed $300,000 of Division-Tel's liabilities for all of the outstanding common stock of Division-Tel.

     On April 3, 1998, the Company amended the May 1, 1997 stock option agreement with a public relations consultant assisting the Company. The amendment: (1) reduces the number of shares granted under option by 25%, (2) modifies the range of exercise prices from $3.00 - $14.00 per share to $3.00 -$10.00 per share, and (3) specifies certain guidelines for the termination of the agreement. Management has not yet determined the effect such amendment will have on the consolidated results of operations.





TELECOMM INDUSTRIES CORP. AND SUBSIDIARY                                     18

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     For information with respect to the executive officers of the Registrant, see "The Company -- Executive Officers" in Part I of this Form 10-KSB. Telecomm will file with the Securities and Exchange Commission a definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended December 31, 1997 (the "Proxy Statement"). The information with respect to the Directors of Telecomm required by this Item is hereby incorporated by reference to the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation and Other Information" in the Proxy Statement is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.   INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------
  2.1     Merger Agreement dated September 5, 1995 regarding Authorized Network
          Distributors, Inc.(1)




----------
     (1) Filed as an exhibit to Telecomm's Current Report on Form 8-K dated September 7, 1995, and incorporated herein by reference.


  2.2     Merger Agreement dated January 23, 1996 regarding Seraphim Information
          Systems, Inc.(2)

  3.4     By-Laws of Registrant.(3)

  3.5 Amended and Restated Certificate of Incorporation of the Registrant, dated October 1, 1996.(4)

 10.1     Non-Exclusive Authorized Distributor Agreement between Telecomm and
          Ameritech.(4)

 10.2*    Credit and Security Agreement between Telecomm and Peoples Bank,
          N.A., dated September 24, 1997.

 10.3     Merger Agreement by and among Peter Olk and Thomas Raasch,
          Northeastern Communications Systems, Inc. and Telecomm, dated January
          1, 1997.(5)

 10.4     Asset Purchase Agreement by and among Unitel, Inc., Paul
          Satterthwaite, Jon Satterthwaite, Teleco Acquisition Corporation and
          Telecomm, dated July 7, 1997.(6)

 21*      Subsidiaries of Registrant.

 27*      Financial Data Schedule.

          B.   REPORTS ON FORM 8-K.

          None.


* Filed herewith




----------
     (2) Filed as an exhibit to Telecomm's Current Report on Form 8-K dated January 25, 1996, and incorporated herein by reference.

     (3) Filed as an exhibit to Telecomm's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     (4) Filed as an exhibit to Telecomm's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     (5) Filed as an exhibit to Telecomm's Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.

     (6) Filed as an exhibit to Telecomm's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TELECOMM INDUSTRIES CORP.


                                       By:  /s/ James M. Lowery
                                            --------------------------------
                                            James M. Lowery, Chairman

                                       And: /s/ Eric Getzin
                                            --------------------------------
                                            Eric Getzin, Chief Financial and
                                            Accounting Officer

Date: April 15, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                          DATE
---------                        -----                          ----
/s/ Michael J. Toth              Director                       April 15, 1998
----------------------------
Michael J. Toth

/s/ Rita Koridek                 Director and                   April 15, 1998
----------------------------     Vice President
Rita Koridek

/s/ James M. Lowery              Director and                   April 15, 1998
----------------------------     Chairman
James M. Lowery

/s/ Paul Stoyanoff               Director and Vice President    April 15, 1998
----------------------------
Paul Stoyanoff

/s/ Steven W. Smith              Director                       April 15, 1998
----------------------------
Steven W. Smith

/s/ Raymond W. Sheets, Jr.       Director                       April 15, 1998
----------------------------
Raymond W. Sheets, Jr.

/s/ Paul Satterthwaite           Secretary and Vice President   April 15, 1998
----------------------------
Paul Satterthwaite
