Form 10KSB/A
period 1997-12-31
TELECOMM INDUSTRIES CORP
filed 1998-05-01
CIK 87888

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   -------------

                                   FORM 10-KSB/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from        to

                            Commission file number 0-4410

                              TELECOMM INDUSTRIES CORP.
                         ------------------------------------
             (Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                        34-1765902
--------------------------------------     -------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

 1743 Quincy Ave. Naperville, Illinois                     60540
--------------------------------------     -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                  (630) 369-7111
        -------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

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
Yes X   No
   ----   ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     ----

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

Common Stock, $0.01 par value: $11,384,268 (as of March 31, 1998)
-------------------------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.01 par value: 12,650,746 (as of March 31, 1998)
-------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   ----    ----

     The section captioned "Executive Officers" in Item 1 of the Telecomm Industries Corp. Annual Report on Form 10-KSB is hereby amended and supplemented as follows:


EXECUTIVE OFFICERS.

     The current officers of Telecomm are listed below. Each has been duly appointed to serve in the capacity set forth opposite their respective name.

                                                           Positions With
     Name                 Age  Date Service Commenced        Registrant
     ----                 ---  ----------------------        ----------
James M. Lowery           49      February 1997        Chairman of the Board and
                                                       Chief Executive Officer

Eric Getzin               38      August 1997          Chief Financial Officer

Rita Koridek              42      February 1997        Director and Regional
                                                       Vice-President

Paul J. Satterthwaite     43      August 1997          Director, Vice-President
                                                       of Mergers and
                                                       Acquisitions and
                                                       Secretary

Paul Stoyanoff            40      February 1997        Director and Regional
                                                       Vice-President

Michael J. Toth           54      July 1994            Director and Regional
                                                       Vice-President


      JAMES M. LOWERY. Mr. Lowery became Chairman of the Board and Chief Executive Officer of the Company in February 1997 and was President of Seraphim from August 1992 until it was merged into the Company in January 1996. Prior to that time, he was employed by Ameritech as Director of Channel Management for the authorized distributors in Ameritech's marketing area.

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

     RITA KORIDEK. Ms. Koridek has served as a Director of the Company since February 1997 and as a Regional Vice-President since January 1996. From January 1995 to January 1996, she was a partner in Seraphim and from January 1995 to January 1997 she owned and managed St. James Sales and Consulting Group, an Ameritech pay phone distributorship in Illinois. From December 1993 to January 1995, Ms. Koridek served as a Vice President of Ameritech.

     PAUL SATTERTHWAITE.   Mr. Satterthwaite has served as a Director and as
Vice-President of Mergers and Acquisitions of the Company since August 1997. For more than five years prior to that time, he served as President and Chief Executive Officer of Unitel until it was acquired by the Company in August 1997.

     PAUL STOYANOFF.   Mr. Stoyanoff has served as a Director and Regional
Vice-President of the Company since February 1997. From October 1994 to February 1997, he served as the Managing Vice President of AND, which was acquired by the Company in September 1995. From October 1990 to October 1994, Mr. Stoyanoff served as a Regional Sales Manager for Tone Commander Systems of Redmond, Washington.

     MICHAEL J. TOTH. Mr. Toth served as the Chairman of the Company from July 1995 to February 1997, and as a Director since July 1994. In addition, Mr. Toth has served as a Regional Vice-President of the Company since February 1997. He has also been President and a Director of Teleco since its inception. Mr.
Toth has been for more than the past five years the President, a Director and controlling shareholder of Associate Security, Inc., from which Teleco acquired its operating assets in April 1994.

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


                                             TELECOMM INDUSTRIES CORP.

                                             By:   /s/ James M. Lowery
                                                ----------------------
                                                James M. Lowery, Chairman

                                            And:   /s/ Eric Getzin
                                                ----------------------
                                                Eric Getzin, Chief Financial
                                                and Accounting Officer

Date:  April 30, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----
/s/ Michael J. Toth           Director and                  April 30, 1998
--------------------------    Vice President
Michael J. Toth

/s/ Rita Koridek              Director and                  April 30, 1998
--------------------------    Vice President
Rita Koridek

/s/ James M. Lowery           Director and                  April 30, 1998
--------------------------    Chairman
James M. Lowery

/s/ Paul Stoyanoff            Director and Vice President   April 30, 1998
--------------------------
Paul Stoyanoff

/s/ Steven W. Smith           Director                      April 30, 1998
--------------------------
Steven W. Smith

/s/ Raymond W. Sheets, Jr.    Director                      April 30, 1998
--------------------------
Raymond W. Sheets, Jr.

/s/ Paul Satterthwaite        Secretary, Director           April 30, 1998
--------------------------    and Vice President
Paul Satterthwaite