Form 10QSB
period 1998-03-31
TELECOMM INDUSTRIES CORP
filed 1998-05-15
CIK 87888

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to________________.

                            Commission File No.  0-4410
                             TELECOMM INDUSTRIES CORP.
                             -------------------------
                 (Exact name of Issuer as specified in its charter)

                DELAWARE                          34-1765902
          (State of Incroporation) (I.R.S. Employer Indentification No.)

                                  1743 Quincy Ave.
                            Naperville, Illinois  60540
                      (Address of principal executive offices)

                                    630-369-7111
                            (Issuer's telephone number)

                (Former name, former address and former fiscal year,
                           if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes__X__ No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: COMMON STOCK, $0.01 PAR VALUE:
(as of March 31, 1998): 12,650,746.
                         ---------

     Transitional Small Business Disclosure Format:

     Yes_____ No __X__

                      TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                       INDEX

     PART I    FINANCIAL INFORMATION                              PAGE NO.

          Item 1.  Financial Statements (unaudited)                    3

                Consolidated Balance Sheets-
                March 31, 1998 and December 31, 1997                   4

                Consolidated Statements of Operations-
                three months ended March 31, 1998 and
                March 31, 1997                                         5

                Consolidated Statements of Cash Flow-
                three months ended March 31, 1998 and
                March 31, 1997                                         6

                Notes to Consolidated Financial Statements             7

          Item 2.  Management's Discussion and Analysis                9

     PART II OTHER INFORMATION

          Item 2.  Changes in Securities and use of Proceeds          13

          Item 6.  Exhibits and Reports on Form 8-K                   13

                                       PART I

                               FINANCIAL INFORMATION

     ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                The Registrant's Financial Statements follow this page.

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1998 AND 1997

                                                      (Unaudited)
                                                       March 31,     December 31,
                                                         1998            1997
                                                         ----            ----
                              ASSETS
Current assets:
Cash and cash equivalents                             $   240,172    $    97,779
Accounts receivable - trade                             3,688,025      3,387,943
Inventories                                             1,751,701      1,412,196
Prepaid income taxes                                       59,557         59,557
Prepaid expenses                                          138,933        133,936
Employee advances                                          93,446        147,601
                                                      -----------    -----------
      Total current assets                              5,971,834      5,239,012

Property and equipment, net                             1,538,450      1,481,566
Accounts receivable, long-term portion                  3,793,151      2,992,137
Intangibles, net                                        3,969,809      3,462,958
                                                      -----------    -----------
      Total assets                                    $15,273,244    $13,175,673
                                                      -----------    -----------
                                                      -----------    -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit                                        $ 2,332,296    $ 1,371,210
Current portion of long-term debt                         475,563        404,780
Accounts payable - trade                                1,625,817      1,139,776
Accrued payroll and related expenses                      326,729        268,191
Accrued bonus                                             390,000        575,500
Accrued commissions and contractor fees                   109,561        180,813
Customer deposits                                         132,475        118,504
Deferred income taxes                                     342,321        342,321
Income taxes payable                                      109,744        109,399
Other accrued expenses                                    132,332        149,730
                                                      -----------    -----------
      Total current liabilities                         5,976,838      4,660,224

Long-term debt, less current portion                    2,807,983      2,862,976
Deferred revenue                                           10,936         10,362
Deferred income taxes                                   1,048,998        906,913
                                                      -----------    -----------
      Total liabilities                                 9,844,755      8,440,475
                                                      -----------    -----------

Stockholders' equity:
Common stock $.01 par value: authorized
  20,000,000 shares: issued 12,650,746
  and 12,300,746: outstanding 12,121,559 and
  11,771,559, at March 31, 1998 and
  December 31, 1997                                       126,508        123,008
Additional paid-in capital                              3,994,132      3,577,632
Treasury stock: 529,187 shares at cost                   (317,512)      (317,512)
Receivables from stockholders                             (55,717)      (110,065)
Retained earnings                                       1,681,078      1,462,135
                                                      -----------    -----------
      Total stockholders' equity                        5,428,489      4,735,198
                                                      -----------    -----------
      Total liabilities and stockholders' equity      $15,273,244    $13,175,673
                                                      -----------    -----------
                                                      -----------    -----------

       See notes to unaudited consolidated financial statements

                  TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                                1998             1997
                                                            -----------      -----------
Net revenues                                                $ 5,488,137      $ 2,594,059

Commissions, contractor fees, and related expenses            2,372,928          828,605
Selling, general and administrative expenses                  2,680,962        1,532,925
                                                            -----------      -----------

      Operating income                                          434,247          232,529

Other income (expense):
   Gain on disposal of assets                                       750              -
   Interest income                                                  -              2,692
   Interest expense                                             (70,208)         (32,683)
                                                            -----------      -----------
                                                                (69,458)         (29,991)
                                                            -----------      -----------

Income from operations before income tax expense                364,789          202,538
Income tax expense                                              145,846           81,015
                                                            -----------      -----------

      Net income                                            $   218,943      $   121,523
                                                            -----------      -----------
                                                            -----------      -----------

Net Income per common share:
  Basic                                                     $      0.02      $      0.01
                                                            -----------      -----------
                                                            -----------      -----------
  Diluted                                                   $      0.02      $      0.01
                                                            -----------      -----------
                                                            -----------      -----------

Average number of common shares outstanding:
  Basic                                                      12,091,833       10,200,746
                                                            -----------      -----------
                                                            -----------      -----------
  Diluted                                                    12,891,833       10,500,746
                                                            -----------      -----------
                                                            -----------      -----------

            See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE QUARTERS ENDED MARCH 31,1998 AND 1997

                                                                                       1998         1997
                                                                                       ----         ----
Cash flows from operating activities:
  Net income                                                                         $ 218,943    $ 121,523
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                      152,133       69,868
    Deferred revenue                                                                       574
    Deferred income taxes                                                              142,085       80,088
    Reserve for bad debt                                                                 2,803
    Gain on sales of fixed assets                                                         (750)
  Changes in assets and liabilities:
    Accounts receivable - trade                                                       (216,621)     383,224
    Accounts receivable - long term portion                                           (651,015)    (409,671)
    Inventories                                                                       (318,768)     118,093
    Prepaid income taxes                                                                   -         (7,205)
    Prepaid expenses                                                                    (1,097)      25,324
    Employee advances                                                                   57,156     (101,725)
    Accounts payable - trade                                                           456,042     (215,856)
    Accrued payroll and related expenses                                                49,253       34,572
    Accrued bonus                                                                     (200,500)    (371,900)
    Accrued commissions and contractor fees                                            (71,252)     (46,289)
    Customer deposits                                                                   13,970      (48,519)
    Income taxes payable                                                                   345      (10,074)
    Other accrued expenses                                                             (28,523)    (142,368)
                                                                                     ---------    ---------
      Total adjustments                                                               (614,165)    (642,438)
                                                                                     ---------    ---------

      Net cash used in operating activities                                           (395,222)    (520,915)

Cash flows from investing activities:
  Purchases of property and equipment                                                 (147,416)     (43,164)
  Purchase acquitions, net of cash acquired                                            (10,000)    (368,233)
  Proceeds from stockholders receivables                                                54,348          -
                                                                                     ---------    ---------
    Net cash used in investing activities                                             (103,068)    (411,397)
                                                                                     ---------    ---------

Cash flows from financing activities:
  Payments on long-term debt                                                          (107,070)     (79,655)
  Proceeds from issuance of long-term debt                                              19,140      226,486
  Proceeds from common stock purchased by employees                                        -         45,000
  Notes receivable - related parties                                                       -        400,000
  Net borrowings under line of credit                                                  728,613      285,536
                                                                                     ---------    ---------
    Net cash provided by financing activities                                          640,683      877,367
                                                                                     ---------    ---------

Net increase (decrease) in cash                                                        142,393      (54,945)
Cash at beginning of period                                                             97,779      238,312
                                                                                     ---------    ---------
Cash at end of period                                                                $ 240,172    $ 183,367
                                                                                     ---------    ---------
                                                                                     ---------    ---------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                             $  57,608    $  32,683
                                                                                     ---------    ---------
                                                                                     ---------    ---------
  Cash paid for income taxes                                                         $    -       $    -
                                                                                     ---------    ---------
                                                                                     ---------    ---------

Non-cash investing and financing activities:
  Common stock issued for purchases                                                  $ 420,000    $ 423,325
                                                                                     ---------    ---------
                                                                                     ---------    ---------
  Notes issued for purchase acquisition                                              $  20,000    $ 200,000
                                                                                     ---------    ---------
                                                                                     ---------    ---------

            See notes to unaudited consolidated financial statements

                     TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT REPRESENTATION - The accompanying unaudited consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the
     quarter then ended.   These adjustments are of normal and recurring nature.
     Therefore, the accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1997.
2. EARNINGS PER SHARE - Computations of basic and diluted earnings per share of common stock have been made in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company was required to adopt the provisions of SFAS No. 128 beginning with the year ended December 31, 1997. All prior and interim period earnings per share amounts have been restated accordingly. All securities that have an anti-dilutive effect on earnings per share have been excluded from such computations.

             Reconciliation of Numerators and Denominators of the Basic
                            and Diluted EPS Computations

                                                            For the quarter ended March 31, 1998
                                                         -------------------------------------------
                                                           Income          Shares          Per-Share
                                                         (Numerator)    (Denominator)       Amount
                                                         -----------    -------------      ---------
     Net income                                           $ 218,943

     Basic EPS:
     Income available to common stockholders;
        weighted average common stock outstanding           218,943      12,091,833         $   .02

     Effect of dilutive securities options                                  800,000
                                                         -----------    -------------      ---------
     Diluted EPS:
     Income available to stockholders of common
        shares and common stock equivalents               $ 218,943      12,891,833         $   .02
                                                         -----------    -------------      ---------
                                                         -----------    -------------      ---------

                                                            For the quarter ended March 31, 1997
                                                         -------------------------------------------
                                                           Income          Shares          Per-Share
                                                         (Numerator)    (Denominator)       Amount
                                                         -----------    -------------      ---------
     Net income                                           $ 121,523

     Basic EPS:
     Income available to common stockholders;
        weighted average common stock outstanding           121,523       10,200,746        $   .01

     Effect of dilutive securities options                                   300,000
                                                         -----------    -------------      ---------

     Diluted EPS:
     Income available to stockholders of common
        shares and common stock equivalents               $ 121,523       10,500,746        $   .01
                                                         -----------    -------------      ---------
                                                         -----------    -------------      ---------

     Options to purchase 300,000 shares of common stock at $3.00 to $10.00 per share were outstanding during the quarter, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.

3. ACQUISITIONS - On February 20, 1998, the Company acquired Division-Tel Communications, Inc. ("Division-Tel") under the provisions of an Asset Purchase Agreement. Under the terms of this agreement, the Company issued 350,000 shares of its common stock valued at $420,000, paid $10,000 in cash, issued a $20,000 promissory note, due August 1998 (bearing interest at a fixed rate of 9%), and assumed approximately $370,000 of Division-Tel's liabilities in exchange for all of the outstanding common stock of Division-Tel.

     The net purchase price was allocated as follows:

        Current assets                                   $  245,876
        Property and equipment                               80,599
        Other assets                                          6,900
        Goodwill                                            487,105
        Liabilities assumed                                (370,480)
                                                         ----------
        Net purchase price                                  450,000
        Less: common stock issued                           420,000
              Non-cash note payable                          20,000
                                                         ----------
        Cash paid for acquisition                        $   10,000
                                                         ----------
                                                         ----------


4. SUBSEQUENT EVENTS - On April 22, 1998, the Company's primary lender issued a commitment letter to increase the existing line of credit by $500,000 and to extend an additional term note of $1,000,000.

5. RECLASSIFICATION - Certain reclassifications have been made to the 1997 consolidated condensed financial statements to conform to the 1998 method of presentation.

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

     In addition, Ameritech's new billing and customer record consolidates and standardizes its five non-standard billing systems. The combined effect on the Company of the change in timing of commission payments and the new system implementation lengthened the collection period for Ameritech receivables, adversely affecting the Company's working capital and cash flow.

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

     While Ameritech is Telecomm's most significant supplier, Telecomm's recent acquisitions have enabled it to diversify its product mix. Unitel, acquired in August 1997, derives revenues predominantly from equipment and service sales. Prior to the Unitel acquisition, Telecomm derived revenues primarily from RBOC commissions. Management believes that this diversification will enable Telecomm to continue its rapid growth and maintain its relationship with Ameritech while at the same time significantly reducing its reliance on Ameritech.

YEAR 2000 TECHNOLOGY

     Based upon a preliminary study by management, Telecomm does not expect to incur material costs to modify its current computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. However, Telecomm continues to evaluate whether additional corrective action will be necessary. Telecomm made no material expenditures in the first quarter of 1998 relating to year 2000 technology.

FIRST QUARTER OF 1998 VS. FIRST QUARTER OF 1997

     The Company's net revenues increased 112% to $5.5 million for the first three months of 1998 from $2.6 million in the comparable 1997 period. $2.0 million, or 69%, of this increase was due to sales generated by Unitel, Inc. ("Unitel"), which was acquired by the Company in August 1997. The remaining increase was primarily attributable to increased commissions from network services sales and equipment sales and related services generated by Telecomm's other operations. Net revenues from equipment sales and related services increased 149% to $2.7 million in the first three months of 1998 (of which $1.9 million related to voice equipment and $.8 million related to data network services), from $1.1 million in the first three months of 1997, including $1.3 million in Unitel sales in the 1998 period. Net revenues from network services sales increased 79% to $2.6 million in the first three months of 1998 (of which $1.9 million related to voice network services and $.7 million related to data network and services), from $1.4 million in the comparable period for 1997, including $.6 million from Unitel sales in the 1998 period. For the three months ended March 31, 1998, sales of equipment and related services represented 50% of net revenues, sales of network services represented 47% of net revenues, and long-distance and other services represented 3% of net revenue compared to 42%, 55%, and 2%, respectively for the three months ended March 31, 1997.

     Commissions, contractor fees and related expenses increased $1.5 million to $2.4 million in the first three months of 1998, a 186% increase from such expenses of $.8 million in the first three months in 1997. $1.1 million, or 75%, of this increase is attributable to costs associated with Unitel sales.
The remainder of the increase was primarily due to increased costs of labor and equipment to support sales generated by Telecomm's other operations in the first three months of 1998. As a percentage of net revenues, these expenses increased to 43% during the first three months of 1998 from 32% during the first three months of 1997. This increase was primarily due to costs associated with Unitel sales, which were 59% of net revenues, and the increased focus on equipment sales of other divisions of the Company. Commissions, contractor fees and related expenses for equipment sales, which are primarily conducted by the Company through Unitel, require a higher percentage of the Company's revenues than the Company's other sales and services.

     Selling, general and administrative expenses ("SG&A") increased $1.1 million to $2.6 million in the first three months of 1998, a 71% increase from SG&A expenses of $1.5 million in the comparable 1997 period. Expenses associated with Unitel sales accounted for $1.0 million, or 88%, of the increase. As a percentage of net revenues, these expenses decreased to 49% during the first three months of 1998, from 60% during the first three months of 1997, primarily as a result of increased net revenues of the Company without a corresponding increase in the costs necessary to support the additional sales.

     In the first three months of 1998 interest expense increased by $37,000, or 112%, to $70,000 from $33,000 in the comparable 1997 period, primarily because of increased borrowings by the Company under its line of credit facility and the long-term debt issued in connection with the acquisitions of Long-Tell Communications, Inc. ("Long Tell"), Northeastern Communications, Inc. ("NCS") and Unitel, in 1997 and Division-Tel Communications Group, Inc. ("Division-Tel") in 1998.

     Income from continuing operations before income taxes increased by $162,000 to $365,000 in the first three months of 1998, an increase of 80% from $203,000 in the comparable 1997 period, primarily for the reasons stated above.

     The provision for income taxes increased by $65,000 to $146,000 in the first three months of 1998, compared to $81,000 in the first three months of 1997, due to increased earnings.

     As a result of the foregoing, net income for the first three months of 1998 was $219,000, an increase of 80%, from the net income for the first three months of 1997 of $121,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund the internal growth of network service sales, a network services receivable (which is classified as a long-term accounts receivable), voice and date hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

     Net cash used in operating activities was $.4 million in the first three months of 1998 compared to net cash used in operating activities of $.5 million in the first three months of 1997. The change was primarily due to a $.6 million increase in long term accounts receivable in the first three months of 1998, compared to a $.4 million increase in the first three months of 1997, an increase of $.2 million in trade accounts receivable in the first three months of 1998 compared to a $.4 million decrease in the comparable 1997 period, and a $.3 million increase in inventory for the first three months of 1998 compared to a $.1 million decrease in the comparable 1997 period. These changes were offset by an increase in accounts payable of $.5 million in the first quarter of 1998 compared to a decrease of $.2 million for the comparable 1997 period and combined decreases of $.3 million in accrued bonuses and commissions for the first three months of 1998 compared to $.4 million for the first three months of 1997.

     Net cash used in investing activities was $.1 million for the first quarter of 1998 compared to $.4 million for the first quarter of 1997. This decrease is primarily attributable to the use of cash in the acquisitions of NCS and Long Tel in the first quarter of 1997, while only $.1 was million used for the purchase of equipment and $10,000 was used for the acquisition of Division-Tel in February 1998.

     Net cash provided by financing activities was $.6 million in the first three months of 1998 compared to $.9 million in the first three months of 1997. This fluctuation is primarily attributable to the proceeds of $.7 million short term borrowings under the Company's line of credit in 1998, offset by a net reduction of long term debt of $.1 million. In the first quarter of 1997, cash provided by financing activities consisted primarily of the collection of a note receivable of $.4 million, proceeds of $.3 million of short term borrowings under the Company's line of credit and a net increase in long term debt (due to acquisitions) of $.1 million.

     The change in the commission payment structure by Ameritech, which was implemented in June 1996, and Ameritech's continuing implementation of a new billing and customer record system, continues to lengthen the collection period of receivables, adversely affecting the Company's working capital and cash flow. Management believes cash flow will continue to be similarly affected as long as the existing Ameritech commission structure remains.

     Because of the Company's recent increased emphasis on equipment sales and related services, an increase in inventory and trade credit is expected. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Although the Company has obtained favorable payment terms on its trade credit from its vendors, there is no assurance that the Company will be able to obtain such terms in the future.

     Approximately $100,000 unused borrowing availability exists under the credit line of the Company's credit facility at March 31, 1998. On April 22, 1998, the Company received a commitment letter from its primary lender to increase the existing line of credit by $.5 million and to extend a term note of $1.0 million. The Company has signed a 60 day promissory note to the primary lender to provide $.5 million additional working capital until the credit facility increase is in place. There is no assurance that increase in the line of credit will be finalized. The Company believes that funds generated by operations and the additional borrowings available under the increased credit facility will be sufficient to meet working capital needs for the foreseeable future.

     The Company may also seek to obtain additional sources of funding, including additional debt or equity financing, as the Company continues to grow. There is no assurance that the Company will obtain such additional funds or, that if obtained, such financing will be on terms favorable to the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

     - the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;
     - the effects of the proposed acquisition of Ameritech by Southwestern Bell Communications announced on May 11, 1998;
     - changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
     - fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech bonus acceleration targets are met;
     - the ability of the Company to obtain additional financing to support its growth;
     - changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
     - the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;
     - the ability of the Company to integrate the operations of Unitel and its other recent acquisitions into the Company;
     - the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;

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

                          PART II - OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 20, 1998 the company issued 350,000 shares of its common stock to Michael Meese in connection with the acquisition of Division Tel. The foregoing issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

         27  Financial Data Schedule

     B.  REPORTS ON FORM 8-K

         None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TELECOMM INDUSTRIES CORP.

                                        By:   /s/ James M. Lowery
                                              -------------------
                                              James M. Lowery, Chairman

                                        And:  /s/ Eric A. Getzin
                                              ------------------
                                              Eric Getzin, Chief Financial and
                                              Accounting Officer

Date:  May 15, 1998