Form 10QSB
period 1998-06-30
TELECOMM INDUSTRIES CORP
filed 1998-08-19
CIK 87888

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
   (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:  June 30, 1998

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_______________ to________________.

                         Commission File No.  0-4410

                          TELECOMM INDUSTRIES CORP.
                          -------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

               DELAWARE                        34-1765902
       (State of Incorporation)             (I.R.S. Employer
                                          Identification No.)

                              1743 Quincy Ave.
                         Naperville, Illinois  60540
                  (Address of Principal Executive Offices)

                                630-369-7111
              (Issuer's Telephone Number, including Area Code)

            (Former Name, Former Address and Former Fiscal Year,
                        if Changed since Last Report)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date:
   COMMON STOCK, $0.01 PAR VALUE: 12,650,746 (as of August 14, 1998).
   ---------------------------------------------------------------

        Transitional Small Business Disclosure Format:

        Yes      No  X
            ----    ----

                  TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                    INDEX

   PART I    FINANCIAL INFORMATION                               Page No.

             Item 1.   Consolidated Financial Statements             3

                       Consolidated Balance Sheets-
                       as of June 30, 1998 and December 31, 1997     4

                       Consolidated Statements of Operations-
                       three and six months ended June 30,
                       1998 and 1997                                 5

                       Consolidated Statements of Cash Flow-
                       six month periods ended June 30, 1998 and
                       1997                                          6

                       Notes to Consolidated Financial Statements    7

             Item 2.   Management's Discussion and Analysis          9

   PART II   OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K              16

                                   PART I

                            FINANCIAL INFORMATION


   ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


             The Registrant's Financial Statements follow this page.

                                        Telecomm Industries Corp. and Subsidiary
                                               Consolidated Balance Sheets
                                        as of June 30, 1998 and December 31, 1997

                                                                                 (Unaudited)
                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                                     ----                 ----
                                      ASSETS
     Current assets:
     Cash and cash equivalents                                                $        86,291      $        97,779
     Accounts receivable - trade                                                    4,138,580            3,387,943
     Inventories                                                                    2,162,417            1,412,196
     Prepaid income taxes                                                              63,145               59,557
     Prepaid expenses                                                                 129,213              133,936
     Employee advances                                                                106,816              147,601
                                                                                 ------------         ------------
                               Total current assets                                 6,686,462            5,239,012
                                                                                 ------------         ------------
     Property and equipment, net                                                    1,551,046            1,481,566
     Accounts receivable, long-term portion                                         4,263,365            2,992,137
     Intangibles, net                                                               3,936,373            3,462,958
                                                                                 ------------         ------------
                                   Total assets                                    16,437,246           13,175,673
                                                                              $  ============      $  ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Line of credit                                                           $     2,040,000      $     1,371,210
     Current portion of long-term debt                                                355,563              404,780
     Accounts payable - trade                                                       2,285,024            1,139,776
     Accrued payroll and related expenses                                             189,237              268,191
     Accrued bonus                                                                    332,702              575,500
     Accrued commissions and contractor fees                                          114,178              180,813
     Customer deposits                                                                175,744              118,504
     Deferred income taxes                                                            106,321              342,321
     Income taxes payable                                                             109,769              109,399
     Other accrued expenses                                                            92,901              149,730
                                                                                 ------------         ------------
                            Total current liabilities                               5,801,439            4,660,224

     Long-term debt, less current portion                                           3,804,614            2,862,976
     Deferred revenue                                                                  10,936               10,362
     Deferred income taxes                                                          1,340,813              906,913
                                                                                 ------------         ------------
                                Total liabilities                                  10,957,802            8,440,475
                                                                                 ============         ============
     Stockholders' equity:
     Common stock $.01 par value: authorized 20,000,000 shares;
        issued 12,650,746 and 12,300,746; outstanding 12,121,559
        and 11,771,559, at June 30, 1998 and December 31, 1997,
        respectively                                                                  126,508              123,008
     Additional paid-in capital                                                     3,994,132            3,577,632
     Treasury stock: 529,187 shares at cost                                          (317,512)            (317,512)
     Receivables from stockholders                                                    (91,187)            (110,065)
     Retained earnings                                                              1,767,503            1,462,135
                                                                                 ------------         ------------
                            Total stockholders' equity                              5,479,444            4,735,198
                                                                                 ------------         ------------
                    Total liabilities and stockholders' equity                   $ 16,437,246         $ 13,175,673
                                                                                 ============         ============

     See notes to unaudited consolidated financial statements

                                                   Telecomm Industries Corp. and Subsidiary
                                               Consolidated Statements of Operations (Unaudited)
                                           For the three and six months ended June 30, 1998 and 1997


                                                              Three Months       Three Months        Six Months         Six Months
                                                                 Ended              Ended              Ended              Ended
                                                                  June               June               June               June
                                                                  1998               1997               1998               1997
                                                             -------------      -------------      -------------      -------------
Net revenues                                              $    6,680,038     $    3,148,192     $   12,168,175    $     5,742,251

Commissions, contractor fees and related expenses              3,328,997          1,119,139          5,701,925          1,947,744
Selling, general and administrative expenses                   3,076,734          1,729,640          5,757,696          3,263,943
                                                             -----------        -----------       ------------       ------------

                    Operating income                             274,307            299,413            708,554            530,564

Other income (expense):
   Gain on disposal of assets                                        892             -                   1,642              -
   Interest income                                                 -                 -                   -                  2,692
   Interest expense                                             (132,960)           (34,113)          (203,168)           (65,417)
                                                             -----------       ------------       ------------       ------------
                                                                (132,068)           (34,113)          (201,526)           (62,725)
                                                             -----------       ------------       ------------       ------------

Income from operations before income tax expense                 142,239            265,300            507,028            467,839
Income tax expense                                                55,814            106,120            201,660            187,136
                                                             -----------        -----------       ------------       ------------

                    Net income                            $       86,425     $      159,180     $      305,368    $       280,703
                                                            ============       ============       ============       ============

Net Income per common share:
   Basic                                                  $       0.01       $       0.02       $       0.03      $        0.03
                                                             ===========        ===========       ============       ============
   Diluted                                                $       0.01       $       0.02       $       0.02      $        0.03
                                                             ===========        ===========       ============       ============


Average number of common shares outstanding:
   Basic                                                      12,091,833        10,200,746          12,091,833        10,200,746
                                                            ============      ============        ============      ============
   Diluted                                                    13,141,833        10,500,746          13,141,833        10,500,746
                                                            ============      ============        ============      ============

     See notes to unaudited consolidated financial statements

                                         Telecomm Industries Corp. and Subsidiary
                                     Consolidated Statements of Cash Flows (Unaudited)
                                  for the six month periods ended June 30, 1998 and 1997

                                                                                            1998             1997
                                                                                            ----             ----
     Cash flows from operating activities:
       Net income                                                                     $     305,368     $    280,703
          Adjustments to reconcile net income to net cash (used in)
            provided by operating activities:
              Depreciation and amortization                                                 307,596          144,553
              Deferred revenue                                                                  574            -
              Deferred income taxes                                                         197,900          188,559
              Reserve for bad debts                                                         (17,156)           -
              Gain on sale of fixed assets                                                    1,642            -
          Changes in assets and liabilities:
              Accounts receivable - trade                                                  (647,216)       1,296,038
              Accounts receivable - long term portion                                    (1,121,229)        (201,237)
              Inventories                                                                  (729,484)         127,567
              Prepaid income taxes                                                           (3,588)          (7,205)
              Prepaid expenses                                                                8,653           16,797
              Employee advances                                                              43,785         (173,864)
              Accounts payable - trade                                                    1,115,248         (511,033)
              Accrued payroll and related expenses                                          (88,240)            (437)
              Accrued bonus                                                                (257,798)        (499,900)
              Accrued commissions and contractor fees                                       (66,635)         (94,333)
              Customer deposits                                                              57,240          (48,519)
              Income taxes payable                                                              370            9,033)
              Other accrued expenses                                                        (67,954)        (157,076)
                                                                                       ------------     ------------
                Total adjustments                                                        (1,266,292)          70,877
                                                                                       ------------     ------------
                Net cash (used in) provided by operating activities                        (960,924)         351,580

          Cash flows from investing activities:
              Purchases of property and equipment                                          (284,458)        (133,781)
              Purchase acquisitions, net of cash acquired                                   (10,000)        (368,233)
              Proceeds from stockholders receivables                                         18,878            1,571
                                                                                       ------------     ------------
                Net cash (used in) provided by investing activities                        (275,580)        (500,443)
                                                                                       ------------     ------------
          Cash flows from financing activities:
              Payments on long-term debt                                                   (230,440)        (142,818)
              Proceeds from issuance of long-term debt                                    1,019,140          226,486
              Proceeds from common stock purchased by employees                              -                45,000
              Notes receivable - related parties                                             -               400,000
              Net borrowings under line of credit                                           436,316           43,536
                                                                                       ------------     ------------
                Net cash provided by in financing activities                              1,225,016          572,204
                                                                                       ------------     ------------
              Net (decrease) increase in cash                                               (11,488)         423,341
              Cash at beginning of period                                                    97,779          238,312
                                                                                       ------------     ------------
              Cash at end of period                                                   $      86,291     $    661,653
                                                                                       ============     ============
              Supplemental disclosures of cash flow information:
                Cash paid for interest                                                $     157,380     $     65,417
                                                                                       ============     ============
                Cash paid for income taxes                                            $       7,500     $      -
                                                                                       ============     ============
              Non-cash investing and financing activities:
                Common stock issued for purchase acquisitions                         $     420,000     $    423,325
                                                                                       ============     ============
                Notes issued for purchase acquisitions                                $      20,000     $    200,000
                                                                                       ============     ============

     See notes to unaudited consolidated financial statements


                  TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   1. MANAGEMENT REPRESENTATION - The accompanying unaudited consolidated interim financial statements of Telecomm Industries
        Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles.
        The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1997.

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

         Reconciliation of Numerators and Denominators of the Basic
                        and Diluted EPS Computations

                                                                  For the six month period ended June 30, 1998
                                                                -----------------------------------------------
                                                                    Income             Shares          Per Share
                                                                 (Numerator)        (Denominator)       Amount
                                                                 -----------        ------------       ---------
               Net income                                      $    305,368
               Basic EPS:
               Income available to common stockholders;
                 weighted average common stock outstanding          305,368         12,091,833         $   .03
               Effect of dilutive securities options                                 1,640,000
                                                               ------------       ------------         -------
               Diluted EPS:                                    $    305,368         13,731,833         $   .02
               Income available to stockholders of common      ============       ============         =======
                 shares and common stock equivalents

                                                                  For the six month period ended June 30, 1997
                                                                 ----------------------------------------------
                                                                    Income             Shares          Per Share
                                                                 (Numerator)        (Denominator)       Amount
                                                                 -----------        -------------      ---------
               Net income                                      $    280,703
               Basic EPS:
               Income available to common stockholders;
                 weighted average common stock outstanding          280,703         10,200,746         $   .03
               Effect of dilutive securities options                                   300,000
                                                               ------------       ------------         -------
               Diluted EPS:
               Income available to stockholders of common
                 shares and common stock equivalents         $      280,703         10,500,746        $    .03
                                                               ============       ============         =======




                                                                 For the three month period ended June 30, 1998
                                                                -----------------------------------------------
                                                                    Income             Shares          Per Share
                                                                 (Numerator)        (Denominator)       Amount
                                                                 -----------        ------------       ---------
               Net income                                       $    86,425
               Basic EPS:
               Income available to common stockholders;
                 weighted average common stock outstanding           86,425         12,091,833         $   .01
               Effect of dilutive securities options                                 1,640,000
                                                               ------------       ------------         -------
               Diluted EPS:
               Income available to stockholders of common
                 shares and common stock equivalents           $     86,425         13,731,833         $   .01
                                                               ============       ============         =======

                                                                 For the three month period ended June 30, 1997
                                                                 ----------------------------------------------
                                                                    Income             Shares          Per Share
                                                                 (Numerator)        (Denominator)       Amount
                                                                 -----------        -------------      ---------
               Net income                                      $    159,180
               Basic EPS:
               Income available to common stockholders;
                 weighted average common stock outstanding          159,180         10,200,746         $   .02
               Effect of dilutive securities options                                   300,000
                                                               ------------       ------------         -------
               Diluted EPS:
               Income available to stockholders of common
                   shares and common stock equivalents       $      159,180         10,500,746        $    .02
                                                               ============       ============        ========

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

        The net purchase price was allocated as follows:


                 Current assets                 $  245,876
                 Property and equipment             80,599
                 Other assets                        6,900

                 Goodwill                          487,105
                 Liabilities assumed              (370,480)
                                                ----------

                 Net purchase price                450,000
                 Less: common stock issued         420,000

                     Non-cash note payable          20,000
                                                ----------
                 Cash paid for acquisition      $   10,000
                                                ==========

   4. SUBSEQUENT EVENTS - On July 7, 1998, the Company's primary lender extended a new term note for $1,150,000 and increased the existing line of credit by $500,000. The proceeds of the term note were used to retire $1,000,000 of the two 90 day notes, which were classified as long-term in the consolidated financial statements as of June 30, 1998, and the remainder reduced the line of credit. The term note of $1,150,000 is due July 31, 2003 and payable in 60 monthly installments of $23,732.81, including annual interest of 8.75%.

   5. RECLASSIFICATION - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 method of presentation.

   6. STOCK OPTIONS - In June 1998, the Company granted stock options representing 680,000 shares of common stock of the Company to an exercise price of $1.18 per share to various executives. In addition, the Company granted stock options representing 160,000 shares of common stock of the Company at an exercise of $1.06 per share to an executive in consideration for the assumption of additional duties in conjunction with her promotion to Executive Vice-President of Sales. All of these options were issued pursuant to the 1997 Employee Stock Ownership Plan that calls for an exercise price equal to the fair market value of the shares on the date of issuance and equal vesting over a period of four years.

   7. LOAN COVENANTS - As of June 30, 1998, the Company was in violation of its loan covenants to its primary lender.
        Management has requested a waiver of this violation from the lender, and the lender has indicated that a waiver likely would be forthcoming, but the Company had not received a written waiver at the date of filing.


   ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   OVERVIEW

        Telecomm is one of the nation's largest Regional Bell Operating Company ("RBOC") distributors. As such, Telecomm sells voice, data, cellular, video and telephone information network solutions to business customers throughout its five-state region. Telecomm has sales personnel in Illinois, Indiana, Wisconsin, Ohio and Kentucky. Ameritech and BellSouth are Telecomm's primary RBOC partners. The voice services offered by these RBOCs include Centrex, Centrex-ISDN, Multiserve, Intra-LATA usage plans, audio-conferencing and voice mail. Data services include DS0, DS1, DS3, Synchronet, Frame Relay, Sonet, ATM and ISDN Prime.

        In addition to RBOC services, Telecomm represents numerous manufacturers of voice and data equipment. Telecomm markets, installs and maintains telecommunications equipment manufactured by such globally recognized companies as Nortel (Northern Telecom), NEC, Lucent, Toshiba and Comdial.

        Companies who purchase data equipment from a manufacturer, add value to the equipment through technical expertise and additional software and then resell these solutions to their customers are called Value Added Resellers (VARs). Telecomm was identified as one of the 500 largest VARs in the country in VAR Business Magazine's 1998 annual industry report. The original manufacturers in Telecomm's product line include Microsoft, Ascend, Intel, Adtran, Cisco, Amdahl and Citrix. These manufacturers are recognized throughout the industry for providing high quality products and innovative software. Telecomm's value added services include network consultation, design, installation, maintenance and repair services.

        All of Telecomm's product lines are complementary. The traditional separation of voice and data communications and transmission is no longer valid. Much of the voice transmitted over public and private networks is now dispatched as digital packets utilizing the same protocols as data communications. In fact, several of the products Telecomm markets will switch both voice and data.

        Although Telecomm has and will strive toward continued internal growth, the Company is committed to its continued growth through acquisitions. On July 10, 1998, Telecomm announced that its Board of Directors had approved an acquisition plan for the remainder of 1998.

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

   SECOND QUARTER OF 1998 VS. SECOND QUARTER OF 1997

        The Company's net revenues increased 112% to $6.7 million for the three months ended June 30, 1998 from $3.1 million in the comparable 1997 period. $2.1 million of this increase was due to sales generated by Unitel, Inc. ("Unitel"), which was acquired by the Company in August 1997. The remaining increase was attributable to increased commissions from network services sales and equipment sales and related services generated by Telecomm's other operations. Net revenues from equipment sales and related services increased 199% to $3.8 million in the three months ended June 30, 1998 (of which $1.9 million related to voice equipment and $1.9 million related to data equipment), from $1.3 million in the three months ended June 30, 1997, including $1.2 million in Unitel sales in the 1998 period.
   Net revenues from network services sales increased 44% to $2.6 million in the three months ended June 30, 1998 (of which $2.0 million related to voice network services and $.6 million related to data network services), from $1.8 million in the comparable 1997 period, including $.8 million from Unitel sales in the 1998 period. For the three months ended June 30, 1998, sales of equipment and related services represented 57% of net revenues, sales of network services represented

   40% of net revenues and long-distance and other services represented 3% of net revenue compared to 41%, 58% and 1%, respectively for the three months ended June 30, 1997. The change in product mix is primarily due to the Company's increased focus on equipment sales.

        Commissions, contractor fees and related expenses increased $2.2 million to $3.3 million in the three months ended June 30, 1998, a 197% increase from such expenses of $1.1 million in the comparable 1997 period. The increase was due primarily to increased costs of labor and equipment to support equipment sales generated in the three months ended June 30, 1998. As a percentage of net revenues, these expenses increased to 50% during the three months ended June 30, 1998 from 36% during the comparable 1997 period. This increase was due primarily to costs associated with the Company's increased focus on equipment sales and the related expenses for equipment sales which are higher as a percentage of the Company's revenues than the Company's other sales and services.

        Selling, general and administrative expenses ("SG&A") increased $1.3 million to $3.1 million in the three months ended June 30, 1998, a 78% increase from SG&A expenses of $1.7 million in the comparable 1997 period. As a percentage of net revenues, these expenses decreased to 46% during the three months ended June 30, 1998, from 55% during the three months ended June 30, 1997, primarily as a result of increased net revenues of the Company without a corresponding increase in the costs necessary to support the additional sales.

        In the three months ended June 30, 1998, interest expense increased by $98,800, or 290%, to $133,000 from $34,000 in the comparable 1997 period, primarily because of increased borrowings by the Company under its line of credit facility and the long-term debt issued in connection with the increased focus on acquisitions and selling more equipment which requires additional working capital to support the increase in related receivables and inventory.

        Income from continuing operations before income taxes decreased by $123,000 to $142,000 in the three months ended June 30, 1998, a decrease of 46% from $265,000 in the comparable 1997 period, primarily for the reasons stated above.

        The provision for income taxes decreased by $50,000 to $56,000 in the three months ended June 30, 1998, compared to $106,000 in the three months June 30, 1997, due to decreased earnings.

        As a result of the foregoing, net income for the three months ended June 30, 1998 was $86,000, a decrease of 46%, from the net income for the three months ended June 30, 1997 of $159,000.

   SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

        The Company's net revenues increased 112% to $12.2 million for the six months ended June 30, 1998 from $5.7 million in the comparable 1997 period. $4.1 million of this increase was due to sales generated by Unitel, which was acquired by the Company in August 1997. The remaining increase was attributable to increased commissions from network services sales and equipment sales and related services generated by Telecomm's other operations. Net revenues from equipment sales and related services increased 176% to $6.6 million for the six months ended June 30, 1998 (of which $3.8 million related to voice equipment and $2.7 million related to data equipment), from $2.4 million for the six months ended June 30, 1997, including $2.3 million related to Unitel in the 1998 period. Net revenues from network services sales increased 61% to $5.3 million for the six months ended June 30, 1998 (of which $3.9 million related to voice network services and $1.3 million related to data network services), from $3.3 million in the comparable period for 1997, including $1.4 million relating to Unitel in the 1998 period. For the six months ended June 30, 1998, sales of equipment and related services represented 54% of net revenues, sales of network services represented 43% of net revenues and long-distance and other services represented 3% of net revenue compared to 41%, 57% and 2%, respectively for the six months ended June 30, 1997. The change in product mix is primarily due to the Company's increased focus on equipment sales.

        Commissions, contractor fees and related expenses increased $3.8 million to $5.7 million for the six months ended June 30, 1998, a 193% increase from such expenses of $1.9 million in the comparable 1997 period. The increase was due primarily to increased costs of labor and equipment to support equipment sales generated in the six months ended June 30, 1998. As a percentage of net revenues, these expenses increased to 47% during the six months ended June 30, 1998 from 34% during the comparable 1997 period. This increase was due primarily to costs associated the Company's increased focus on equipment sales and the related expenses for equipment sales which are higher as a percentage of the Company's revenues than the Company's other sales and services.

        SG&A increased $2.5 million to $5.8 million for the six months ended June 30, 1998, a 76% increase from SG&A expenses of $3.2 million in the comparable 1997 period. As a percentage of net revenues, these expenses decreased to 47% during the six months ended June 30, 1998, from 57% during the six months ended June 30, 1997, primarily as a result of increased net revenues of the Company without a corresponding increase in the costs necessary to support the additional sales.

        In the six months ended June 30, 1998, interest expense increased by $137,800, or 211%, to $203,000 from $65,000 in the comparable 1997 period, primarily because of increased borrowings by the Company under its line of credit facility and the long-term debt issued in connection with the increased focus on acquisitions and selling more equipment which requires additional working capital to support the increase in related receivables and inventory.

        Income from continuing operations before income taxes increased by $39,000 to $507,000 for the six months ended June 30, 1998, an increase of 8% from $468,000 in the comparable 1997 period, primarily for the reasons stated above.

        The provision for income taxes increased by $15,000 to $202,000 for the six months ended June 30, 1998, compared to $187,000 for the comparable 1997 period, due to increased earnings.

        As a result of the foregoing, net income for the six months ended June 30, 1998 was $305,000, an increase of 9%, from the net income for the six months ended June 30, 1997 of $281,000.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are to fund the internal growth of network service sales, network service receivables (which are classified as the long-term accounts receivables), voice and date hardware sales, the infrastructure to support and monitor the increased sales volume and new acquisitions.

        Net cash used in operating activities was $1.0 million for the six months ended June 30, 1998 compared to net cash provided in operating activities of $.4 million for the comparable period in 1997. The change was due primarily to a $1.1 million increase in long term accounts receivable for the six months ended June 30, 1998 compared to a $.2 million increase for the six months ended June 30, 1997, a $.6 million increase in trade accounts receivable in the six months ended June 30, 1998 compared to a $1.3 million decrease in the comparable 1997 period, and a $.7 million increase in inventory for the six months ended June 30, 1998 compared to a $.1 million decrease in the comparable 1997 period. These changes were offset by an increase in accounts payable of $1.1 million in the six months ended June 30,1998 compared to a decrease of $.5 million for the comparable 1997 period and combined decreases of $.3 million in accrued bonuses and commissions for the six months ended June 30, 1998 compared to $.5 million for the comparable period in 1997.

        Net cash used in investing activities was $.3 million for the six months ended June 30, 1998 compared to $.5 million for the six months ended June 30, 1997. This decrease was attributable primarily to the use of cash in the acquisitions of Northeastern Communications, Inc. and Long-Tell Communications, Inc. in the first quarter of 1997, while only $10,000 was used for the acquisition of Division-Tel in February 1998.

        Net cash provided by financing activities was $1.2 million for the six months ended June 30, 1998 compared to $.6 million in the comparable 1997 period. This fluctuation was attributable primarily to the proceeds of $.4 million short term borrowings under the Company s line of credit in 1998, plus a net increase of long term debt of $.8 million. In the six months ended June 30, 1997, cash provided by financing activities consisted primarily of the collection of a note receivable of $.4 million and a net increase in long term debt (due to acquisitions) of $.1 million.

        The change in the commission payment structure by Ameritech, which was implemented in June 1996, and Ameritech's continuing implementation of a new billing and customer record system continues to lengthen the collection period of receivables adversely affecting the Company's working capital and cash flow. Management believes cash flow will continue to be affected similarly as long as the existing Ameritech commission structure remains.

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

        Approximately $0.5 million unused borrowing availability exists under the credit line of the Company's credit facility at June 30, 1998. On July 7, 1998, the Company's primary lender increased the existing line of credit by $.5 million and extended a new term note of $1.15 million. The term note of $1,150,000 is due July 31, 2003 and payable in 60 monthly installments of $23,732.81, including annual interest of 8.75%. The Company believes that funds generated by operations and the additional borrowings available under the increased credit facilities will be sufficient to meet working capital needs for the foreseeable future.

        The Company may also seek to obtain additional sources of funding, including additional debt or equity financing, as the Company continues to grow. There is no assurance that the Company will obtain such additional funds or, that if obtained, such financing will be on terms favorable to the Company.

        As of June 30, 1998, the Company was in violation of its loan covenants to its primary lender. Management has requested a waiver of this violation from the lender, and the lender has indicated that a waiver likely would be forthcoming, but the Company had not received a written waiver at the date of filing.

   FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

        * the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;

        * the effects of the proposed acquisition of Ameritech by SBC Communications announced on May 11, 1998.

        * changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;

        * fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech bonus acceleration targets are met;

        * the ability of the Company to obtain additional financing to support its growth;

        * changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;

        * the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;

        * the ability of the Company to integrate the operations of recent acquisitions into the Company;

        * the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;

        * the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;

        *    the loss or inability to attract key personnel; and

        * general economic conditions, and other risk factors discussed herein.

        In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

                         PART II - OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.   EXHIBITS

             10.1 Non-Exclusive Authorized Distributor Agreement Between Ameritech and Telecomm effective June 1, 1998

             27     Financial Data Schedule

        B.   REPORTS ON FORM 8-K

             None

                                 SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TELECOMM INDUSTRIES CORP.


                                 By:  /s/ James M. Lowery
                                     ------------------------------------
                                      James M. Lowery, Chairman

                                 And: /s/ Mark Travi
                                     -----------------------------------
                                      Mark Travi, Chief Financial and
                                      Accounting Officer

   Date:     August 19, 1998