Form 10QSB
period 1998-09-30
TELECOMM INDUSTRIES CORP
filed 1998-11-13
CIK 87888

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
   (Mark One)

   {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:  September 30, 1998

   { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to ________________

                         Commission File No.  0-4410
                          TELECOMM INDUSTRIES CORP.
             ---------------------------------------------------
             (Exact name of Issuer as specified in its charter)

           DELAWARE                                        34-1765902
   (State of Incorporation)                             (I.R.S. Employer
                                                       Identification No.)


                              1743 Quincy Ave.
                         Naperville, Illinois  60540
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

        Yes _X_   No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date:
   common stock, $0.01 par value: (as of November 10, 1998): 12,650,746.
   -----------------------------                             ----------

        Transitional Small Business Disclosure Format:

        Yes___ No _X_

                  TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                    INDEX

   PART I-FINANCIAL INFORMATION                                   Page No.

        Item 1.  Consolidated Financial Statements                   3

                 Consolidated Balance Sheets-
                 September 30, 1998 and December 31, 1997            4

                 Consolidated Statements of Operations-
                 three and nine months ended September 30,
                 1998 and 1997                                       5

                 Consolidated Statements of Cash Flow-
                 nine months ended September 30, 1998 and
                 1997                                                6

                 Notes to Consolidated Financial Statements          8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         12

   PART II-OTHER INFORMATION

        Item 5.  Other Information                                  20

        Item 6.  Exhibits and Reports on Form 8-K                   20

                                   PART I

                            FINANCIAL INFORMATION


        ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


            The Registrant's Consolidated Financial Statements follow this page.

                  TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                            (Unaudited)
                                                                           September 30,      December 31,
                                                                                1998               1997
                                                                                ----               ----
                       ASSETS
     Current assets:
     Cash and cash equivalents                                              $   118,105       $    97,779
     Accounts receivable - trade                                              5,577,094         3,387,943
     Inventories                                                              2,226,051         1,412,196
     Prepaid income taxes                                                        63,145            59,557
     Prepaid expenses                                                           195,222           133,936
     Employee advances                                                           74,653           147,601
                                                                            -----------        ----------
                    Total current assets                                      8,254,270         5,239,012
                                                                            -----------        ----------
     Property and equipment, net                                              1,449,078         1,481,566

     Other assets:
     Accounts receivable, long-term portion                                   3,636,589         2,992,137
     Intangibles, net                                                         3,900,015         3,462,958
                                                                            -----------        ----------
                        Total assets                                        $17,239,952       $13,175,673
                                                                            ===========       ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
     Line of credit                                                         $ 2,195,151       $ 1,371,210
     Current portion of long-term debt                                          565,000           404,780
     Accounts payable - trade                                                 2,359,868         1,139,776
     Accrued payroll and related expenses                                       234,262           268,191
     Accrued bonus                                                              291,377           575,500
     Accrued commissions and contractor fees                                    122,483           180,813
     Customer deposits                                                          172,550           118,504
     Deferred income taxes                                                      106,321           342,321
     Income taxes payable                                                       114,033           109,399
     Other accrued expenses                                                     367,277           149,730
                                                                            -----------       -----------
                Total current liabilities                                     6,528,322         4,660,224
                                                                            -----------       -----------
     Long-term debt, less current portion                                     3,640,980         2,862,976
     Deferred revenue                                                            10,936            10,362
     Deferred income taxes                                                    1,426,112           906,913
                                                                            -----------       -----------
                   Total liabilities                                         11,606,350         8,440,475
                                                                            -----------       -----------
     Stockholders' equity:
     Common stock $.01 par value: authorized 20,000,000 shares: issued
        12,650,746 and 12,300,746: outstanding 12,121,559 and 11,771,559,
        September 30, 1998 and at December 31, 1997, respectively               126,508           123,008
     Additional paid-in capital                                               3,994,132         3,577,632
     Treasury stock: 529,187 shares at cost                                    (317,512)         (317,512)
     Receivables from stockholders                                              (61,187)         (110,065)
     Retained earnings                                                        1,891,661         1,462,135
                                                                            -----------       -----------
     Total stockholders' equity                                               5,633,602         4,735,198
                                                                            -----------       -----------
     Total liabilities and stockholders' equity                             $17,239,952       $13,175,673
                                                                            ===========       ===========
     See notes to unaudited consolidated financial statements

                   TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                            Three Months     Three Months      Nine Months      Nine Months
                                                                Ended            Ended             Ended            Ended
                                                            September 30,    September 30,     September 30,    September 30,
                                                                 1998            1997              1998             1997
                                                            -------------    -------------    -------------     ------------
     Net revenues                                            $  6,110,196     $ 4,929,712     $ 18,278,371     $ 10,671,963

     Commissions, contractor fees, and related expenses         2,644,703       1,590,679        8,346,628        3,534,637
     Selling, general and administrative expenses               3,087,888       2,373,924        8,845,584        5,637,867
                                                             ------------     -----------     ------------     ------------
                    Operating income                              377,605         965,109        1,086,159        1,499,459

     Other income (expense):
        Gain on disposal of assets                                  2,280          (3,416)           3,922           (3,416)
        Interest income                                                 -           5,610                -            8,302
        Interest expense                                         (166,642)        (58,159)        (369,810)        (127,363)
                                                             ------------     -----------     ------------     ------------
                                                                 (164,362)        (55,965)        (365,888)        (122,477)
                                                             ------------     -----------     ------------     ------------

     Income from operations before income tax expense             213,243         909,144          720,271        1,376,982
     Income tax expense                                            89,085         379,339          290,745          552,178
                                                             ------------     -----------     ------------     ------------

                    Net income                               $    124,158     $   529,805     $    429,526     $    824,804
                                                             ============     ===========     ============     ============
     Net Income per common share:

        Basic                                                $       0.01     $      0.05     $       0.04     $       0.08
                                                             ============     ===========     ============     ============
        Diluted                                              $       0.01     $      0.05     $       0.03     $       0.07
                                                             ============     ===========     ============     ============

     Average number of common shares outstanding:

        Basic                                                  12,091,833      10,842,483       12,091,833       10,842,483
                                                             ============     ===========     ============     ============
        Diluted                                                13,581,833      11,642,483       13,581,833       11,642,483
                                                             ============     ===========     ============     ============

     See notes to unaudited consolidated financial statements

                  TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                   1998          1997
                                                                                   ----          ----
     Cash flows from operating activities:
       Net income                                                              $  429,526   $   824,804
       Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                           456,957       265,302
          Deferred revenue                                                            574          (386)
          Deferred income taxes                                                   283,199       549,869
          (Gain) Loss on sale of fixed assets                                      (3,922)        3,416
       Changes in assets and liabilities:
          Accounts receivable - trade                                          (2,102,886)      761,084
          Accounts receivable - long term portion                                (494,452)     (467,639)
          Inventories                                                            (793,119)      (86,022)
          Prepaid income taxes                                                     (3,588)      (11,297)
          Prepaid expenses                                                        (57,386)      (57,102)
          Employee advances                                                        75,948      (152,955)
          Accounts payable - trade                                              1,190,092      (728,527)
          Accrued payroll and related expenses                                    (43,214)      103,245
          Accrued bonus                                                          (299,123)     (562,050)
          Accrued commissions and contractor fees                                 (58,330)     (167,977)
          Customer deposits                                                        54,046      (294,018)
          Income taxes payable                                                      4,634       (19,738)
          Other accrued expenses                                                  206,422      (431,667)
                                                                               ----------   -----------
             Total adjustments                                                 (1,584,148)   (1,296,462)
                                                                               ----------   -----------

             Net cash used in operating activities                             (1,154,622)     (471,658)

       Cash flows from investing activities:
          Purchases of property and equipment                                    (293,822)     (286,760)
          Proceeds from sale of assets                                              3,922         4,000
          Proceeds from stockholders receivables                                   48,878         8,871
          Purchase acquisitions, net of cash acquired                             (10,000)     (301,453)
                                                                               ----------   -----------
             Net cash used in investing activities                               (251,022)    (575,342)
                                                                               ----------   -----------

       Cash flows from financing activities:
          Payments on long-term debt                                             (315,498)  (1,087,578)
          Proceeds from issuance of long-term debt                              1,150,000    1,124,091
          Proceeds from common stock purchased by employees                             -       57,500
          Purchase of Treasury Stock                                                    -     (317,512)
          Notes receivable - related parties                                            -      400,000
          Net borrowings under line of credit                                     591,468    1,177,605
                                                                               ----------   ----------
                 Net cash provided by financing activities                      1,425,970    1,354,106
                                                                               ----------   ----------

          Net increase in cash                                                     20,326      307,106

          Cash and cash equivalents at beginning of period                         97,779      238,312
                                                                               ----------   ----------
          Cash and cash equivalents at end of period                           $  118,105   $  545,418
                                                                               ==========   ==========

                                                                                   1998          1997
                                                                                   ----          ----

          Supplemental disclosures of cash flow information:
             Cash paid for interest                                           $   336,447   $   65,417
                                                                              ===========   ==========
             Cash paid for income taxes                                       $    7,546             -
                                                                              ===========   ==========
          Non-cash investing and financing activities:
             Common stock issued for purchase acquisitions                    $   420,000   $  423,325
                                                                              ===========   ==========
             Notes issued for purchase acquisitions                           $    20,000   $  200,000
                                                                              ===========   ==========

                See notes to unaudited consolidated financial statements

                  TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   1. MANAGEMENT REPRESENTATION - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the
       quarter then ended.   These adjustments are of a normal and
       recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1997.

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

            Reconciliation of Numerators and Denominators of the Basic
                           and Diluted EPS Computations

                                                         For the three month period ended September 30, 1998
                                                         ---------------------------------------------------
                                                           Income               Shares           Per-Share
                                                         (Numerator)         (Denominator)         Amount
                                                         -----------         -------------       ---------
     Net income                                         $   124,158

     Basic EPS:
     Income available to common stockholders;
        weighted average common stock outstanding           124,158           12,091,833         $   .01

     Effect of dilutive securities options                                     1,490,000
                                                        -----------          -----------         --------
     Diluted EPS:

     Income available to stockholders of common
       shares and common stock equivalents              $   124,158           13,581,833         $   .01
                                                        ===========          ===========         ========

                                                         For the three month period ended September 30, 1997
                                                         ---------------------------------------------------
                                                           Income               Shares           Per-Share
                                                         (Numerator)         (Denominator)         Amount
                                                         -----------         -------------       ---------

     Net income                                          $  529,805

     Basic EPS:
     Income available to common stockholders;
        weighted average common stock outstanding           529,805           10,842,483         $    .05

     Effect of dilutive securities options                                       800,000
                                                         ----------          -----------         --------

     Diluted EPS:
     Income available to stockholders of common
         shares and common stock equivalents             $  529,805          11,642,483          $    .05
                                                         ==========          ==========          ========


                                                         For the nine month period ended September 30, 1998
                                                         --------------------------------------------------
                                                           Income               Shares           Per-Share
                                                         (Numerator)         (Denominator)         Amount
                                                         -----------         -------------       ---------

     Net income                                          $  429,526

     Basic EPS:
     Income available to common stockholders;
         weighted average common stock outstanding          429,526          12,091,833          $    .04

     Effect of dilutive securities options                                    1,490,000
                                                        -----------       -------------          --------

     Diluted EPS:
     Income available to stockholders of common
          shares and common stock equivalents            $  429,526          13,581,833          $    .03
                                                        ===========       =============          ========


                                                        For the nine month period ended September 30, 1997
                                                        --------------------------------------------------
                                                           Income               Shares           Per-Share
                                                         (Numerator)         (Denominator)         Amount
                                                         -----------         -------------       ---------

     Net income                                          $  824,804

     Basic EPS:
     Income available to common stockholders;
          weighted average common stock outstanding         824,804          10,842,483          $    .08

     Effect of dilutive securities options                                      800,000
                                                         ----------       -------------          --------

     Diluted EPS:
     Income available to stockholders of common
          shares and common stock equivalents            $ 824,804           11,642,483          $    .07
                                                         =========        =============          ========

       Options to purchase 300,000 shares of common stock at $3.00 to $10.00 per share remain outstanding and have been since April 3, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.

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
                                                       ==========

   4. SUBSEQUENT EVENTS - On November 5, 1998, the Company entered into a financing relationship with Merrill Lynch Business Financial Services Inc. ("MLBFS"). The structure of the financing consists of three facilities. The first facility is an installment note of $6,000,000 collateralized by substantially all assets of the

       Company. Proceeds of $5,441,179 were received in November and were used to retire the following debt from First Merit:

                                               Balance as at:
                                   November 5, 1998     September 30, 1998
                                   ----------------     ------------------

           Term note 1 (L-T Debt)       $1,671,801          $1,700,448

           Term note 2 (L-T Debt)        1,104,237           1,119,797

           Line of Credit                2,500,000           2,195,151

           Accrued Interest                 43,057              37,805

           Prepayment penalty              122,084                   -
                                        ----------          ----------

           Total payoff                 $5,441,179          $5,053,201
                                        ==========          ==========

       The remaining available balance of the first facility, which has not yet been funded (converted), will provide additional working capital for expenses relating to future acquisitions as they are incurred. This facility is currently interest bearing at an annualized rate of 2.4% above the 30 day commercial paper rate (5.5% as of September 30,1998) and will convert to a term note payable in 60 monthly installments, at the same rate of interest, commencing the first day of the second calendar month following the conversion date (January 31, 1999).

       The second facility is a working capital line of credit in the amount of $4,000,000. Interest is due monthly at an annualized rate of 2.4% above the 30 day commercial rate (5.5% as of September 30,1998). The line of credit is renewable on September 30, 2000.

       The third facility is a $3,800,000 revolving credit line to be used exclusively for specific planned acquisitions. This facility will expire on September 30, 1999, if not utilized.

       On October 28, and November 6, 1998, Michael Toth and Rita Koridek tendered their resignation from the Board of Directors, respectively. The Board unanimously accepted each resignation. The Board seats will remain vacant until the Company's final decision to fill the seats has been determined.

       Michael Toth will continue to serve as a General Manager of Sales with responsibility for all sales throughout the State of Ohio. Ms. Koridek previously announced on October 19, 1998 that she would resign from her position as Vice President of Sales and from the Company effective December 1, 1998. Ms. Koridek is leaving the Company to pursue other interests both personally and professionally.

       Smith Doughty, previously the Company's Customer Service Director, will assume Ms. Koridek's prior responsibilities and title as Vice President of Sales. This change allows the Company an opportunity to capitalize on the benefits of almost 40 years of experience in or around telecommunications sales and sales management. Mr. Doughty spent 33 years in marketing and sales of both equipment and network equipment and services at Ameritech, one of the Company's primary Regional Bell Operating Company partners.

       On August 25, 1998, the Board voted both to accept the resignation of its Chief Financial Officer, Eric Getzin, and to appoint Mark Travi as his replacement.

       Mark Travi was the former CFO of the recruitment division for TMP Worldwide ("TMP"). Mr. Travi was involved with numerous acquisitions over the past five years while with TMP. Prior to TMP, Mr. Travi spent 7 years in public accounting.

   5. RECLASSIFICATION - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 method of presentation.

   6. STOCK OPTIONS - In the Form 10-QSB for the quarter ended June 30, 1998, the Company reported that it had issued to Rita Koridek stock options to purchase 160,000 shares of Company common stock pursuant to the Company's Stock Option and Award Plan. After further discussions between the parties, it was agreed that the intent of the parties was more accurately reflected by the issuance of these options pursuant to a Non-Statutory Qualified Stock Option Agreement. The new agreement provides Ms. Koridek with the option to purchase 160,000 shares of Company common stock, par value $.01 per share, at $1.06 per share. The right to purchase these shares vests immediately.

   ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Overview
   --------

        Telecomm is one of the nation's largest Regional Bell Operating Company ("RBOC") distributors. As such, Telecomm sells voice, data, cellular, video, and telephone information network solutions to business customers throughout its five-state region. Telecomm has sales personnel in Illinois, Indiana, Wisconsin, Ohio and Kentucky. Ameritech and BellSouth are Telecomm's primary RBOC partners. The voice services offered by these RBOCs include Centrex, Centrex-ISDN, Multiserve, Intra-LATA usage plans, audio-conferencing and voice mail. Data services include DS0, DS1, DS3, Synchronet, Frame Relay, Sonet, ATM, ISDN and ISDN Prime.

        In addition to RBOC services, Telecomm represents numerous manufacturers of voice and data equipment. Telecomm markets, installs and maintains telecommunications equipment manufactured by such globally recognized companies as Nortel (Northern Telecom), NEC, Lucent, Toshiba, and Comdial.

        Companies who purchase data equipment from a manufacturer, add value to the equipment through technical expertise and additional software, and then resell these solutions to their customers, are called Value Added Resellers (VARs). Telecomm was identified as one of the 500 largest VARs in the country in VAR Business Magazine's 1998 annual industry report. The original manufacturers in Telecomm's product line include Microsoft, Ascend, Intel, Adtran, Cisco, Amdahl and Citrix. These manufacturers are recognized throughout the industry for providing high quality products and innovative software. Telecomm's value added services include network consultation, design, installation, maintenance and repair services.

        All of Telecomm's product lines are complementary. The traditional separation of voice and data communications and transmission is no longer valid. Much of the voice transmitted over public and private networks is now dispatched as digital packets utilizing the same protocols as data communications. In fact, several of the products Telecomm markets will switch both voice and data.

   Year 2000 Technology
   --------------------

        Based upon a review by management, the Company will work to complete the Year 2000 compliance requirements during the fourth quarter of 1998 through software upgrades. The expected remediation costs of these upgrades and implementation fees needed to modify its current computer information systems are estimated to be $25,000. However, the Company will continue to evaluate whether additional
   corrective action will be necessary.   The Company is currently in
   the process of assessing third party issues to determine what impact, if any, they will have on the Company's operations with respect to the year 2000. Management expects to complete the third party assessment during the fourth quarter and currently anticipates that this will not impact the operations of the Company.

   THREE MONTHS ENDED SEPTEMBER 30, 1998 vs. THREE MONTHS ENDED
   SEPTEMBER 30, OF 1997

        The Company's net revenues increased 24% to $6.1 million for the three months ended September 30, 1998 from $4.9 million in the comparable 1997 period. The increase is attributable to a $1.3 million increase from equipment sales and related services and is offset by a decrease of $.1 million in commissions from network services sales. The total revenue breakdown demonstrates this gradual shift to increased equipment sales. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                     Three months ended    Three months ended
                                                     September 30, 1998    September 30, 1997
          Sales of equipment and related services            56%                  42%
          Sales of network services                          42%                  56%
          Long distance and other services                    2%                   2%

          Net revenues from equipment sales and related services increased 64% to $3.4 million during the three months ended September 30, 1998
   from $2.1 million in the three months ended September 30, 1997.   Of
   the $3.4 million for the quarter, $2.0 million relates to voice equipment sales and services and $1.4 million relates to data equipment sales and services.

        Net revenues from network services sales decreased 5% to $2.6 million in the three months ended September 30, 1998 from $2.7 million in the comparable period for 1997. Of the $2.6 million for the quarter, $2.0 million related to voice network services and $.6 million related to data network and services.

        Commissions, contractor fees and related expenses increased $1.0 million to $2.6 million in the three months ended September 30, 1998, a 66% increase from such expenses of $1.6 million in the comparable period of 1997. The increase was primarily due to increased costs of labor and equipment to support equipment sales generated in the three months ended September 30, 1998. As a percentage of net revenues, these expenses increased to 43% during the three months ended September 30, 1998 from 32% during the comparable period of 1997. This increase is primarily due to costs associated with the Company's increased focus on equipment sales. The related expenses for equipment sales require a higher percentage of the Company's revenues than the Company's other sales and services.

        Selling, general and administrative expenses ("SG&A") increased $.7 million to $3.1 million in the three months ended September 30, 1998, a 30% increase from SG&A expenses of $2.4 million in the comparable 1997 period. As a percentage of net revenues, these expenses increased to 51% during the three months ended September 30, 1998, from 48% during the three months ended September 30, 1997. This increase is primarily a result of the Company's continuing efforts to consolidate and centralize operations.

        In the three months ended September 30, 1998, interest expense increased by $108,000, or 187%, to $167,000 from $58,000 in the comparable 1997 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of increased equipment sales and long-term receivables.

        Income from operations before income taxes decreased by $696,000 to $213,000 in the three months ended September 30, 1998, a decrease of 77% from $909,000 in the comparable 1997 period, primarily for the reasons stated above.

        The provision for income taxes decreased by $290,000 to $89,000 in the three months ended September 30, 1998, compared to $379,000 in the three months ended September 30, 1997, due to decreased earnings.

         As a result of the foregoing, net income for the three months ended September 30, 1998 was $124,000, a decrease of 77%, from the net income for the three months ended September 30, 1997 of $530,000.

         Management believes that the numbers set forth above accurately reflect the success in the Company's long range strategy to diversify its source of revenues. The Company has instituted a plan to further diversify the Company's revenue stream while consolidating and centralizing the Company's operations and redefining the information
   technology and accounting departments.   Management also believes that
   while these changes may negatively impact the Company's short-term profitability, the Company will be better positioned to integrate acquisitions and to achieve continued growth in the future.

   NINE MONTHS ENDED SEPTEMBER 30, 1998 vs. NINE MONTHS ENDED
   SEPTEMBER 30, 1997

        The Company's net revenues increased 71% to $18.3 million for the nine months ended September 30, 1998 from $10.7 million in the comparable 1997 period. The increase is primarily attributable to a $5.5 million increase from equipment sales and related services and an increase of $1.9 million in commissions from network services sales. The total revenue breakdown demonstrates this gradual shift to increased equipment sales. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                     Nine months ended     Nine months ended
                                                     September 30, 1998    September 30, 1997
          Sales of equipment and related services           55%                  42%
          Sales of network services                         43%                  56%
          Long distance and other services                   2%                   2%

          Net revenues from equipment sales and related services increased 123% to $10.0 million for the nine months ended September 30, 1998
   from $4.5 million for the nine months ended September 30, 1997.   Of
   the $10.0 million, $5.8 million relates to voice equipment sales and services and $4.2 million relates to data equipment sales and services.

         Net revenues from network services sales increased 31% to $7.8 million for the nine months ended September 30, 1998 from $6.0 million in the comparable period for 1997. Of the $7.8 million, $5.9 million relates to voice network services and $1.9 million relates to data network and services.

        Commissions, contractor fees and related expenses increased $4.8 million to $8.3 million for the nine months ended September 30, 1998, a 136% increase from such expenses of $3.5 million in the comparable period of 1997. The increase was primarily due to increased costs of labor and equipment to support equipment sales generated in the nine months ended September 30, 1998. As a percentage of net revenues, these expenses increased to 46% during the nine months ended September 30, 1998 from 33% during the comparable period of 1997. This increase is primarily due to costs associated the Company's increased focus on equipment sales and the related expenses for equipment sales require a higher percentage of the Company's revenues than the Company's other sales and services.

         Selling, general and administrative expenses ("SG&A") increased $3.2 million to $8.8 million for the nine months ended September 30, 1998, a 57% increase from SG&A expenses of $5.6 million in the comparable 1997 period. As a percentage of net revenues, these expenses decreased to 48% during the nine months ended September 30, 1998, from 53% during the nine months ended September 30, 1997. This decrease is primarily the result of increased net revenues of the Company without a corresponding increase in the costs necessary to support the additional sales.

        In the nine months ended September 30, 1998, interest expense increased by $243,000, or 190%, to $370,000 from $127,000 in the comparable 1997 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of increased equipment sales and long-term receivables.

        Income from operations before income taxes decreased by $657,000 to $720,000 for the nine months ended September 30, 1998, a decrease of 48% from $1,377,000 in the comparable 1997 period, primarily for the reasons stated above.

        The provision for income taxes decreased by $261,000 to $291,000 for the nine months ended September 30, 1998, compared to $552,000 for the comparable 1997 period, due to decreased earnings.

        As a result of the foregoing, net income for the nine months ended September 30, 1998 was $430,000, a decrease of 48%, from the net income for the nine months ended September 30, 1997 of $825,000.

        Management believes that the numbers set forth above accurately reflect the success in the Company's long range strategy to diversify its source of revenues. The Company has instituted a plan to further diversify the Company's revenue stream while consolidating and centralizing the Company's operations and redefining the information
   technology and accounting departments.   Management also believes that
   while these changes may negatively impact the Company's short-term profitability, the Company will be better positioned to integrate acquisitions and to achieve continued growth in the future.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are to fund the internal growth of network service sales and receivables (which are classified as the long-term accounts receivable), voice and data hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

        Net cash used in operating activities was $1.1 million for the nine months ended September 30, 1998 compared to net cash used in operating activities of $.6 million for the comparable period in 1997. The change was primarily due to an increase of $2.1 million in trade accounts receivable in the nine months ended September 30, 1998 compared to a $.8 million decrease in the comparable 1997 period and a $.7 million increase in inventory for the nine months ended September 30, 1998 compared to a $.1 million increase in the comparable 1997 period. These changes are attributable to the Company's increased emphasis on equipment sales which requires the company to maintain higher levels of inventory and to extend credit to customers.

        The above uses of operating cash were offset by increases in accounts payable and other accrued expenses of $1.2 million and $.2 million, respectively in the nine months ended September 30, 1998 as compared to decreases of $.7 million and $ .4 million, respectively for the comparable 1997 period.

        Net cash used in investing activities was $.3 million for the nine months ended September 30, 1998 compared to $.6 million for the comparable 1997 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment. This was comparable to 1997 except the company used cash of $.3 million for three acquisitions while only $10,000 was used for an acquisition in 1998.

        Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 1998 compared to $1.4 million in the comparable 1997 period. The cash provided is primarily attributable to the proceeds of $.6 million of short term borrowings under the Company's line of credit in 1998, plus a net increase of long term debt of $.8 million. In 1997, cash provided by financing activities consisted primarily of $1.2 million of short-term borrowings from the line of credit.

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

        The Company may also seek to obtain additional sources of funding, including additional debt or equity financing as the Company continues to grow. There is no assurance that the Company will obtain such additional funds or, that if obtained, such financing will be on terms favorable to the Company.

   FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

   * the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;
   * the effects of the proposed acquisition of Ameritech by Southwestern Bell Communications announced on May 11, 1998;
   * changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
   *  changes in Ameritech's Distributor Agreement;
   * the ability of the Company to collect any and all amounts due and payable from Ameritech, including but not limited to, outstanding and future up front commissions and outstanding and future residual payments;
   * fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech bonus acceleration targets are met;
   * the ability of the Company to obtain additional financing to support its growth;
   * changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
   * the introduction of competitors into the market including but not limited to competitors with financial and other reserves significantly greater than those of Telecomm;
   * the ability of the Company to integrate the operations of recent acquisitions into the Company;
   * the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;
   * the ability of the Company to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;
   *  the loss or inability to attract key personnel;

   * the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable;
   * and, general economic conditions, and other risk factors discussed herein.

        In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

                        PART II - OTHER INFORMATION

        ITEM 5.   OTHER INFORMATION

        On November 5, 1998, the Company entered into a financing relationship with Merrill Lynch Business Financial Services Inc. ("MLBFS"). The structure of the financing consists of three facilities. The first facility is an installment note of $6,000,000. Proceeds in the amount of $5,441,179 were received in November 1998 and were used to retire the existing debt with First Merit. The remaining available balance of the first facility, which has not yet been funded (converted), will provide additional working capital for expenses relating to future acquisitions as they are incurred. The second facility is a working capital line of credit in the amount of $4,000,000. This increase in working capital will enable the company to have more flexibility in meeting its current and long term operational needs. The third facility is a $3,800,000 revolving credit line to be used exclusively for specific planned acquisitions. The three facilities include standard terms, conditions, covenants and restrictions and are secured by a senior lien on the Company's assets.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.  EXHIBITS

              10.1   Form of Non-Statutory Stock Option Agreement with
                     Rita Koridek
              10.2 Collateral Installment Note in favor of Merrill Lynch Business Financial Services Inc.
              27.    Financial Data Schedule

        B.  REPORTS ON FORM 8-K

            None

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


                                   TELECOMM INDUSTRIES CORP.


                                   By:  /s/ James M. Lowery
                                       --------------------------------
                                        James M. Lowery, Chairman

                                   And:  /s/ Mark A. Travi
                                        -------------------------------
                                        Mark Travi, Chief Financial and
                                        Accounting Officer

   Date:      November 12, 1998