Form 10KSB
period 1998-12-31
TELECOMM INDUSTRIES CORP
filed 1999-03-31
CIK 87888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-KSB

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______


                          Commission file number 0-4410

                           TELECOMM INDUSTRIES CORP.
                           -------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                        34-1765902
  ----------------------                    ---------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


  1743 Quincy Ave. Naperville, Illinois                             60540
  -------------------------------------                           --------
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (630) 369-7111
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value
-----------------------------
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

         State issuer's revenues for its most recent fiscal year.  $24,023,226

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

Common Stock, $0.01 par value: $5,255,178 (as of March 30, 1999)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
 Common Stock, $0.01 par value: 12,121,559 (as of March 30, 1999)

         Transitional Small Business Disclosure Format (check one): Yes   No X .
                                                                       --   --

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX


Item 1.       Description of Business...........................................................3

Item 2.       Description of Property...........................................................8

Item 3.       Legal Proceedings.................................................................8

Item 4.       Submission of Matters to a Vote of Security Holders...............................8

Item 5.       Market for Common Equity and Related Stockholder Matters..........................9

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................11

Item 7.       Financial Statements..............................................................17

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................N/A

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.................................17

Item 10.      Executive Compensation............................................................17

Item 11.      Security Ownership of Certain Beneficial Owners and Management....................17

Item 12.      Certain Relationships and Related Transactions....................................17

Item 13.      Exhibits and Reports on Form 8-K..................................................18


                                     PART I

DESCRIPTION OF BUSINESS

The Company

         Telecomm Industries Corp. ("Telecomm" or the "Company"), a Delaware corporation, is one of the nation's largest Regional Bell Operating Company ("RBOC") distributors. As such, Telecomm sells voice, data, cellular, video and telephone information network solutions to business customers throughout its five-state region. Ameritech and BellSouth are Telecomm's primary RBOC partners. The voice services offered by these RBOCs include Centrex, Centrex-ISDN, Multiserve, Intra-LATA usage plans and audio-conferencing. Data services include DS0, DS1, DS3, Synchronet, Frame Relay, Sonet, ATM, ISDN and ISDN Prime.

         In addition, Telecomm also represents numerous manufacturers of voice and data equipment. Telecomm markets, installs and maintains telecommunications equipment manufactured by such globally recognized companies, such as Nortel (Northern Telecom), Lucent, Toshiba, NEC, and Comdial.

         Companies who purchase data equipment from a manufacturer, add value to the equipment through technical expertise and additional software, and then resell these solutions to their customers, are called Value Added Resellers ("VARs"). Telecomm was identified as one of the 500 largest VARs in the country in VAR Business Magazine's 1998 annual industry report. Telecomm's value added services include network consultation, design, installation, maintenance and product repair of various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco, Amdahl and Citrix. These manufacturers are generally recognized throughout the industry for providing high quality technology and innovative software.

         Telecomm operates sales offices in Chicago and Naperville, Illinois; Indianapolis, Evansville, Schererville, South Bend, and Muncie, Indiana; Cleveland, Columbus, Dayton and Independence Ohio; Green Bay, Wisconsin; and Louisville, Kentucky. Telecomm's customers can be found in virtually all industries, particularly mid-size business enterprises, state and municipal governments, financial institutions, manufacturing companies and public school systems. Telecomm's customers' systems range in size from 2 to 7,600 telephone lines and in sophistication from basic telephone operations to extensive communications networks that include voice messaging, automatic call distribution and multi-location networks. The Company also services customers with advanced data networks.

         Telecomm, which is located at 1743 Quincy Avenue, Naperville, Illinois 60540 (telephone number 630-369-7111), was originally incorporated in 1967 as Scotco Data Leasing Incorporated, and from 1984 to October 18, 1993 was inactive and had no operations. To streamline the Company's operations, the Company's wholly-owned subsidiaries, Authorized Network Distributors, Inc. ("AND") and Centel Corporation ("Teleco") were merged with and into the Company on November 11, 1997. AND and Teleco were acquired in August 1995 and April 1994, respectively, and in January 1996 the Company, through AND, acquired Seraphim Information Systems, Inc. Teleco operated as an Ameritech authorized distributor of telecommunications services in Ohio, and AND operated as an Ameritech authorized distributor of telecommunications services in Illinois, Indiana and Ohio. Seraphim operated as an Ameritech authorized distributor of data services, integrated hardware and software networking solutions in northern Illinois, particularly the Chicago market. Today, Telecomm has two wholly-owned subsidiaries, Teleco Acquisition Corp. ("TAC") which was formed to acquire Unitel, Inc. ("Unitel") in August 1997, and NetVision.Com Inc. ("NetVision.Com") which is described below.

Acquisition Strategy

         To effect its growth strategy, Telecomm has been an aggressive acquirer. The Company made three acquisitions in 1997. Telecomm acquired Long-Tell Communications, Inc. ("Long-Tell"), a distributor of long distance telephone services by merger on January 2, 1997.

         On January 4, 1997, Telecomm acquired Northeastern Communications Services, Inc., ("NCS"). NCS operated as an Ameritech authorized distributor of voice and usage services, and as a NEC distributor for PBX and Key telephone systems. NCS was headquartered in Green Bay, Wisconsin and had offices throughout the state.

          Unitel, with seven offices throughout Indiana and Kentucky, had operated as a computer and telecommunications integrator and a distributor of Ameritech and BellSouth services. The purchase was effective August 12, 1997. TAC has continued to use the acquired assets in the same manner as used by Unitel prior to the purchase.

         On January 1, 1998, Telecomm management formed an acquisition team to evaluate prospective acquisition opportunities. In 1998, the Company's acquisition strategy was focused on geographic expansion and economies of scale in administration and sales support. The first 1998 acquisition was completed when Telecomm acquired substantially all of the assets of Division-Tel Communications Group, Inc. ("Division-Tel") on February 20, 1998. Division-Tel was one of Ameritech's fastest growing distributors in Southern Indiana. Telecomm continues to use the Division-Tel assets in substantially the same manner as they were used prior to the acquisition.

         The Company's acquisition strategy calls for the identification of acquisition targets that meet certain criteria. The Company will pursue and negotiate with candidates that operate as interconnect service providers and or network service providers in the Ameritech States: Indiana, Illinois, Ohio, Michigan and Wisconsin, and the nine Bell South States: Kentucky, North and South Carolina, Georgia, Tennessee, Alabama, Florida, Louisiana and Mississippi. Telecomm will seek acquisition candidates that would be immediately accretive to earnings per share, have a strong management team in place that is compatible with the Company's management and have a satisfied customer base.

         In late 1998, Telecomm was approached by an Internet Service Provider ("ISP") that had been utilizing the Company to design and procure its Internet backbone. The ISP expressed its interest in a strategic alliance with the Company. After a thorough analysis by Telecomm's acquisition team, it appeared prudent to explore this avenue whereby the Company could increase the demand for circuits and equipment from its business customers and, due to the increased business volume, create increased demand for circuits by the ISPs. The Company appears to be well positioned to participate in the consolidation of this industry due to the established relationships with the ISPs within the customer base.

         Pursuant to the acquisition team's findings, the Company's Board of Directors instructed management to develop a strategy that would allow Telecomm to capitalize upon its unique position without jeopardizing its strong relationship with its RBOC partners. In February 1999, the Company created NetVision.Com, a wholly owned subsidiary whose primary purpose is to create alliances and consider acquisitions of ISPs. Since its inception, Netvision.Com has executed letters of intent to purchase six Internet companies. The Company continues to consider various alternatives to maximize shareholder value created by its Internet subsidiary.


Sales and Marketing

         Telecomm and TAC presently employ 50 sales personnel. Sales Managers, who report to the Vice President of Sales, manage and develop Telecomm's sales force by monitoring target objectives such as gross sales, revenue margin and division profitability. Based on the experience level, each sales person is assigned a monthly objective. Exceeding target objectives triggers eligibility for incentive bonuses at various plateaus. Additionally, the Company partners with third party firms and consultants to supplement their product lines with voice and data applications provided by Telecomm through Ameritech. The success of Telecomm's sales force has enabled its product marketing department to negotiate volume discounts and other advantageous terms that significantly enhance the Company's products and services.

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

         Local exchange and long distance service companies, cable TV companies, cellular service companies, computer concerns and the entertainment and information services industries are merging, forming alliances and positioning to provide a variety of products and services. New competitive LECs have been formed to purchase services from the RBOCs at wholesale rates and resell these services to their customers. Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications products and services as well as the number of companies offering such services.

Regulatory Environment.

         Telecomm's service providers are subject to regulation by the Federal Communications Commission and various state public utilities commissions. The Company believes that the complex regulatory environment in which its suppliers operate has little effect on Telecomm's ability to distribute equipment and services, and that many sources of supply exist for the types of equipment and services sold.

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

          Management believes that substantial opportunities will continue to arise to increase value for stockholders by expanding Telecomm's business. Technological advances consistently provide new services for the company to sell to its existing customer base. The existing relationship with these customers offers a distinct advantage to the Company over its competition.

         The Company anticipates that as local telephone service becomes more competitive under the provisions of the Act, the RBOCs, and consequently the Company, will face more competition in the provision of these services.

Employees

         As of December 31, 1998, Telecomm and its subsidiary employed 200 persons, compared to 218 at December 31, 1997. Of these employees, 192 are employed on a full time basis and 8 are employed on a part time basis. The
Company is in the process of increasing its sales force while reducing its proportionate share of overhead.

Executive Officers.

         The current officers of Telecomm are listed below. Each has been duly appointed to serve in the capacity set forth opposite their respective names.

                                   Date Service
     Name                  Age      Commenced       Positions With Registrant
-----------------------   -----   -------------      ---------------------------

James M. Lowery             50    February 1997     Chairman of the Board
                                                    and Chief Executive Officer

Mark Travi                  34        July 1998     Chief Financial Officer


Paul J. Satterthwaite       44      August 1997     Director, Vice-President of
                                                    Mergers and Acquisitions and
                                                    Secretary

         James M. Lowery. Mr. Lowery became Chairman of the Board and Chief Executive Officer of the Company in February 1997 and was President of Seraphim Information Systems, Inc. ("Seraphim") from August 1992 until it was merged into the Company in January 1996. Prior to that time, he was employed by Ameritech as Director of Channel Management for the authorized distributors in Ameritech's marketing area.

         Mark Travi. Mr. Travi has served as the Chief Financial Officer of Telecomm since July 1998. Before joining Telecomm, Mr. Travi was the former Chief Financial Officer of the recruitment division of TMP Worldwide ("TMP"). Prior to TMP, he spent 7 years in public accounting.

         Paul Satterthwaite. Mr. Satterthwaite has served as a Director and as Vice-President of Mergers and Acquisitions of the Company since August 1997. For more than five years prior to that time, he served as President and Chief Executive Officer of Unitel.

         On July 2, 1997, while Paul Satterthwaite was an officer of Unitel, prior to its acquisition by Telecomm, an involuntary petition was filed under Chapter 7 of the Bankruptcy Code against Unitel. The petition was dismissed on July 29, 1997 after a settlement was reached with Unitel's creditors.

Description of Property.

         Telecomm's principal offices are located in approximately 1,650 square feet of a one-story brick building located in Naperville, Illinois; approximately 35,000 square feet of a two-story brick building in Indianapolis, Indiana; and approximately 6,000 square feet of a one-story brick building located in Mentor, Ohio. The Mentor facility is leased from an affiliate. The lease expired on November 31, 1998 and is currently at a monthly rate of $2,400. The Indianapolis facility is leased from affiliates through May 1999. The Company makes monthly payments for the Indianapolis facility of $12,542 for rent plus approximately $10,000 for certain expenses. The Company executed a new six-year lease from the same affiliates to relocate to approximately 15,000 square feet in the same building reducing the total monthly payments for the facility to $15,000.
         Telecomm also has sales offices in several Illinois, Kentucky, Indiana and Ohio cities. Such offices are leased on a short-term basis not exceeding five years.

Legal Proceedings.

         Telecomm is not a party to, nor are any of Telecomm's assets subject to, any pending legal proceedings other than non-material litigation incidental to its business.

Submission of Matters to a Vote of Securities Holders.

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
Second quarter 1997                 1-9/16                   1-1/8
Third quarter 1997                 1-11/32                   27/32
Fourth quarter 1997                1-13/16                     5/8
First quarter 1998                  1-9/16                  1-3/32
Second quarter 1998                 1-9/16                     7/8
Third quarter 1998                  1-5/16                   13/16
Fourth quarter 1998                  27/32                    7/16



Holders

         The approximate number of holders of Telecomm's Common Stock as of December 31, 1998 was 405.

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

         In August 1997, Telecomm issued 1,000,000 Shares to each of Jon Satterthwaite and Paul Satterthwaite in connection with the acquisition of Unitel. Also in connection with the acquisition, Telecomm issued a $1.0 million 5% convertible promissory note (the "Note") to P&J Corporation, an affiliate of Messrs. Satterthwaite. The Note has a term of five years and is convertible, at the holder's election, at its maturity.

         In February 1998, the company issued 350,000 shares in connection with the acquisition of Division-Tel.

         In May 1997, Telecomm granted 400,000 options to purchase shares of common stock for prices ranging from $3.00 to $14.00 to David Gruber in consideration for consulting services (the "Options"). The agreement was amended in April 1998, reducing the number of granted options to 300,000. These options are exercisable for prices ranging from $3.00 to $10.00 per share.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Telecomm is one of the nation's largest RBOC distributors. The Company sells voice, data, cellular, video and telephone information network solutions to business customers throughout its five-state region. Ameritech and Bell South are Telecomm's primary RBOC partners. In addition, Telecomm represents numerous manufacturers of voice and data equipment by marketing, installing and maintaining their telecommunications equipment. Telecomm also operates as a value added reseller ("VAR") of data equipment. By definition, a VAR is a company that purchases data equipment from a manufacturer, adds value to the equipment through technical expertise and additional software, and then resells these solutions to their customers.

         Telecomm was identified as one of the 500 largest VARs in the country in VAR Business Magazine's 1998 annual industry report. Telecomm's value added services include network consultation, design, installation, maintenance and product repair of various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco, Amdahl and Citrix. These manufacturers are generally recognized throughout the industry for providing high quality technology and innovative software.

            Prior to June 1996, Ameritech paid 100% of the Company's earned commission at the time the service was installed. After June 1996, Ameritech began paying 60% of the Company's earned commissions at the time the service was installed, and the remaining 40% over the life of the contract.

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

         In the third quarter of 1996, Ameritech implemented a new billing and customer record system in an effort to consolidate and standardize its five non-standard billing systems. The combined effect on the Company of the change in timing of commission payments and the new system implementation lengthened the collection period for Ameritech receivables adversely affecting the Company's working capital and cash flow.

         On December 31, 1998 the Company entered into a new agreement with Ameritech which superseded the previous contract. This new agreement significantly increased the Company's compensation for many of the data products sold and also increased the percentage of compensation received at the time of installation. In addition, Ameritech has simplified its payment approach by using standard flat rates on voice and usage products. The net effect of these changes for 1999 will increase revenue and enhance working capital by reducing the delay associated with their collection.

         While Ameritech is Telecomm's most significant supplier, Telecomm's acquisitions have enabled it to diversify its product mix. Unitel, acquired in August 1997, derived revenues predominantly from equipment and service sales, while prior to the Unitel acquisition, Telecomm derived revenues primarily from RBOC commissions. The diversification process is ongoing. The Company continues to sell increased amounts of Ameritech product and services, while reducing the percent of the same as related to overall revenues. Management believes that this diversification will enable Telecomm to continue its rapid growth and maintain its relationship with Ameritech while significantly reducing its reliance on Ameritech.


Year 2000 Technology

         Based upon a review by management, the Company has completed its Year-2000 compliance requirements on all of the major internal systems through software upgrades. These upgrades will enable the systems to properly process transactions relating to the year 2000 and beyond. The Company has assessed third party issues to determine what impact, if any, they will have on the Company's operations with respect to the year 2000. All of the Telecomm's major vendors have indicated that they are currently Year-2000 compliant or will be by December 1999. However, the Company will continue to evaluate whether additional corrective action will be necessary.

1998 vs. 1997

         The Company's net revenues increased 41% to $24.0 million for the year ended 1998 from $17.1 million in the comparable 1997 period. The increase is attributable to a $6.1 million increase from equipment sales and service revenues and a $.5 million increase in network service revenue. The total revenue breakdown demonstrates this gradual shift to increased equipment sales. A comparison of the periods with respect to allocation of total net revenues is as follows:
                                                       Year ended    Year ended
                                                          1998          1997

         Sales of equipment and service revenue            55%           42%
         Sales of network services                         43%           57%
         Long distance and other services                   2%            1%

         Net revenues from equipment sales and service increased 86% to $13.2 million for the year ended 1998 from $7.1 million for the year ended 1997. Of the $13.2 million, $8.1 million relates to voice equipment sales and services and $5.1 million relates to data equipment sales and services.

          Net revenues from network services sales increased 6% to $10.2 million for the year ended 1998 from $9.7 million in the comparable period for 1997. Of the $10.2 million, $6.9 million relates to voice network services and $3.3 million relates to data network and services.

         Net cost of commissions, contractor fees and related expenses increased $5.9 million to $11.7 million for the year ended 1998, a 103% increase from said expenses of $5.8 million in the comparable period of 1997. The increase was primarily due to increased costs of labor and equipment to support equipment sales generated in the year ended 1998. As a percentage of net revenues, these expenses increased to 49% during the year ended 1998 from 34% during the comparable period of 1997. This increase is primarily due to costs associated with the Company's increased focus on equipment sales. The related expenses for equipment sales require a higher percentage of the Company's revenues than the Company's other sales and services.

         Cost of equipment sales and service as a percentage of net revenues from equipment sales and services increased to 87% during the year ended 1998 from 78% in the comparable 1997 period while the cost of network revenues as a percentage of network revenues remained virtually unchanged at 2%. This increase is attributed to heavy discounting by the sales staff to remain competitive in certain markets and an increase in the indirect cost of the service department.

         Selling, general and administrative expenses ("SG&A") increased $4.4 million to $13.5 million for the year ended 1998, a 48% increase from SG&A expenses of $9.1 million in the comparable 1997 period. As a percentage of net revenues, these expenses increased to 56% during the year ended 1998, from 54% during the year ended 1997. This increase is primarily due to the addition of the product marketing group which specialize in technical data support for the sales department.

         Interest expense increased by $304,000, or 135%, to $528,795 from $224,750 in the comparable 1997 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of increased equipment sales and long-term receivables.

         Income from operations before income taxes decreased by $4.0 million to $(2.0) million for the year ended 1998, a decrease of 207% from $1.9 in the comparable 1997 period. This decrease is due to several contributing factors. Borrowing increased to meet the working capital needs of increased equipment sales and fund the internal growth of Ameritech network sales. Consolidation and restructuring expenses were incurred to improve and enhance data integrity and operating efficiency. Inventory and intangible assets that were obsolete or no longer considered part of the core business were written down to fair market value. Acquisition related receivables that were deemed uncollectable were written-off. In addition, a large reserve was recorded for trade and Ameritech receivables that are currently in negotiations.

         The provision for income taxes decreased by $1.4 million to $(.6) million for the year ended 1998, compared to $.8 million for the comparable 1997 period, due to decreased earnings.

         As a result of the foregoing, net loss for the year ended 1998 was $1.5 million, a decrease of 230%, compared to the net income for the year ended 1997 of $1.1 million.

         In 1998 Telecomm underwent some major changes to consolidate and centralize the Company's operations and redefine the information technology and accounting departments. Management believes that while these changes have negatively impacted the short-term profitability, the Company will be better positioned to integrate acquisitions and to achieve continued growth and enhanced profitability in the future.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the growth of long-term network service receivables, voice and data hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

         Net cash used in operating activities was $2.8 million for the year ended 1998 compared to net cash used in operating activities of $.8 million for the comparable period in 1997. The change was primarily due to an increase of $2.5 million in trade accounts receivable for the year ended 1998 compared to a $.2 million decrease in the comparable 1997 period and a $.3 million increase in inventory for the year ended 1998 compared to a $.1 million increase in the comparable 1997 period. These changes are attributable to the Company's increased emphasis on equipment sales, which requires the company to maintain higher levels of inventory and to extend credit to customers.

         The above uses of operating cash were offset by increases in accounts payable and other accrued expenses of $.4 million and $.5 million, respectively for the year ended 1998 as compared to decreases of $.6 million and $ .4 million, respectively for the comparable 1997 period.

         Net cash used in investing activities was $.4 million for the year ended 1998 compared to $.7 million for the comparable 1997 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment. This was comparable to 1997 except the company used cash of $.3 million for three acquisitions while only $10,000 was used for an acquisition in 1998.

         Net cash provided by financing activities was $3.1 million for the year ended 1998 compared to $1.4 million in the comparable 1997 period. The cash provided is primarily attributable to a net increase in long term debt of $3.0 million in 1998. In 1997, cash provided by financing activities consisted primarily of $1.3 million of short-term borrowings from the line of credit.

         The change in the commission payment structure by Ameritech, which was implemented in June 1996, and Ameritech's continuing implementation of a new billing and customer record system, lengthen the collection period of receivables, adversely affecting the Company's working capital and cash flow. In 1999, Ameritech, under the new agreement, increased the percentage of compensation at the time of installation and simplified its payment approach using standard flat rates on voice and useage products. Management believes cash flow will continue to be affected as long as the existing Ameritech commission structure remains, however, the changes for 1999, as indicated above, will enhance working capital by reducing the delay in collection. Further, the growing annuity stream of the Ameritech long-term receivables should begin to help offset this situation in future years.

         On November 5, 1998, the Company entered into a financing relationship with Merrill Lynch Business Financial Services Inc. ("MLBFS"). The structure of the financing consists of three facilities. The first facility is a term note of $6,000,000 collateralized by substantially all assets of the Company. Proceeds of $5,441,179 were received in November and were used to retire the debt from First Merit. The remaining available balance will provide additional working capital for expenses relating to future acquisitions as they are incurred. The term note which commenced on March 1, 1999, bears interest at an annualized rate of 2.4% above the 30 day commercial paper rate (7.5% effective rate as of December 31, 1998) and is payable in 60 monthly installments with a balloon payment due February 1, 2004.

         The second facility is a working capital line of credit in the amount of $4,000,000. Interest is due monthly at an annualized rate of 2.4% above the 30 day commercial rate (7.5% effective rate as of December 31, 1998). The line of credit is renewable on September 30, 2000.

         The third facility is a $3,800,000 revolving credit line to be used exclusively for specific planned acquisitions. This facility will expire on September 30, 1999, if not utilized.

         Because of the Company's increased emphasis on equipment sales and related services, an increase in inventory and trade credit is expected. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Although the Company has obtained favorable payment terms on its trade credit from its vendors, there is no assurance that the Company will be able to obtain such terms in the future.

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

Forward-Looking Statements

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;
o the effects of the proposed acquisition of Ameritech by Southwestern Bell Communications;
o changes in Ameritech's commission payment plan and/or its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
o        changes in Ameritech's Distributor Agreement;
o fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech bonus acceleration targets are met;
o        the ability of the Company to obtain  additional  financing  to support its growth;
o changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
o the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;
o the ability of the Company to integrate the operations of recent acquisitions into the Company;
o the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;
o the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;
o        the loss or inability to attract key personnel;
o the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable; and
o        general economic conditions, and other risk factors discussed herein.

         In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

Financial Statements

         Telecomm's Reports of Independent Accountants and Financial Statements follow this page.

Item 7.  Financial Statements


                                                                          Page
                                                                          ----

Report of Independent Accountants                                          F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997               F-2

Consolidated Statements of Operations for the years ended
December 31, 1998 and 1997                                                 F-3

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1998 and 1997                          F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997                                              F-5

Notes to Financial Statements                                       F-6 - F-20

Schedule II - Valuation and Qualifying Accounts
   for the years ended December 31, 1998 and 1997                         F-21



                                    PART III


Item 9.  Directors,   Executive   Officers,   Promoters  and   Control  Persons;
         Compliance With Section 16(a) of the Exchange Act.

         For information with respect to the executive officers of the Registrant, see "The Company -- Executive Officers" in Part I of this Form 10-KSB. Telecomm will file with the Securities and Exchange Commission a definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended December 31, 1998 (the "Proxy Statement"). The information with respect to the Directors of Telecomm required by this Item is hereby incorporated by reference to the Proxy Statement.

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

     2.1 Merger Agreement dated September 5, 1995 regarding Authorized Network Distributors, Inc.(1)

     2.2 Merger Agreement dated January 23, 1996 regarding Seraphim Information Systems, Inc.(2)

     3.4  By-Laws of Registrant.(3)

     3.5 Amended and Restated Certificate of Incorporation of the Registrant, dated October 1, 1996.(4)

     10.1 Previously effective Non-Exclusive Authorized Distributor Agreement between Telecomm and Ameritech.(5)

     10.2 Superseding Non-Exclusive Authorized Distributor Agreement between Telecomm and Ameritech, dated December 31, 1998. (Attached)

     10.3 Credit and Security Agreement between Telecomm and Peoples Bank, N.A., dated September 24, 1997.(6)

     10.4 Merger   Agreement   by  and  among  Peter  Olk  and  Thomas   Raasch,
          Northeastern Communications Systems, Inc. and Telecomm, dated January 1, 1997.(7)

     10.5 Asset   Purchase   Agreement   by  and  among   Unitel,   Inc.,   Paul
          Satterthwaite, Jon Satterthwaite, Teleco Acquisition Corporation and Telecomm, dated July 7, 1997.(8)

     10.6 Merger   Agreement   by  and   among   Micheal   Meece,   Division-tel
          Communications Group, Inc and Telecomm, dated January 29, 1998, and Addendum to Merger Agreement dated December 17, 1998. (Attached)

     10.7 Term Loan and Security Agreement by and between Merrill Lynch Business Financial Services and Telecomm Industries, dated October 13, 1998. (Attached).

     10.8 Telecomm Industries Corp. 1997 Stock Option and Award Plan as adopted at the October 16, 1997 annual shareholders meeting. (Attached)

       21 Subsidiaries of Registrant. (Attached)

       27 Financial Data Schedule. (Attached)



         B.   Reports on Form 8-K.

              None.


------------------------
         1 Filed as an exhibit to Telecomm's Current Report on Form 8-K dated September 7, 1995, and incorporated herein by reference.
         2 Filed as an exhibit to Telecomm's Current Report on Form 8-K dated January 25, 1996, and incorporated herein by reference.
         3 Filed as an exhibit to Telecomm's Annual Reporton Form 10-KSB for the year ended December 31, 1994.
         4 Filed as an exhibit to Telecomm's Annual Report on Form 10-KSB for the year ended December 31, 1996.
         5 Filed as an exhibit to Telecomm's Annual Report on Form 10-KSB for the year ended December 31, 1996.
         6 Filed as an exhibit to Telecomm's Annual Report on Form 10-KSB for the year ended December 31, 1997.
         7 Filed as an exhibit to Telecomm's Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.
         8 Filed as an exhibit to Telecomm's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TELECOMM INDUSTRIES CORP.


                                         By:    /s/ James M. Lowery
                                               ------------------------------
                                               James M. Lowery, Chairman

                                         And:     /s/ Mark Travi
                                               -------------------------------
                                               Mark Travi, Chief Financial and
                                               Accounting Officer

Date:          March 30, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ James M. Lowery                      Director and            March 30, 1999
--------------------------------         Chairman
James M. Lowery

   /s/ Steven W. Smith                   Director                March 30, 1999
--------------------------------
Steven W. Smith

   /s/ Raymond W. Sheets, Jr.            Director                March 30, 1999
--------------------------------
 Raymond W. Sheets, Jr.

 /s/ Paul Satterthwaite                  Secretary, Director     March 30, 1999
--------------------------------         and Vice President
Paul Satterthwaite

Report of Independent Accountants

To the Board of Directors and Stockholders of Telecomm Industries Corp. and Subsidiary

In our opinion, the consolidated financial statements listed in the index appearing on page 17 present fairly, in all material respects, the financial position of Telecomm Industries Corp and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 1999

Telecomm Industries Corp.

Consolidated Balance Sheets
as of December 31, 1998 and 1997


  ASSETS                                               1998            1997
                                                  --------------  --------------
Current assets:
   Cash and cash equivalents                      $      -        $       97,779
   Accounts receivable, net                            5,041,578       3,387,943
   Inventories                                         1,583,879       1,412,196
   Prepaid income taxes                                   45,147          59,557
   Prepaid expenses                                      118,499         133,936
   Employee advances                                      67,769         147,601
                                                  --------------  --------------

           Total current assets                        6,856,872       5,239,012

Property and equipment, net                            1,609,874       1,481,566
Accounts receivable, net                               4,102,589       2,992,137
Intangibles and other assets, net                      3,670,572       3,462,958
                                                  --------------  --------------
           Total assets                           $   16,239,907  $   13,175,673
                                                  ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Cash overdraft                                 $      453,208  $      -
   Line of credit                                      1,030,377       1,371,210
   Current portion of long-term debt                     733,389         404,780
   Accounts payable                                    1,612,261       1,139,776
   Accrued payroll and related expenses                  310,012         268,191
   Accrued commissions and bonus                         631,492         575,500
   Accrued contractor fees                                98,311         180,813
   Customer deposits                                     219,841         118,504
   Deferred income taxes                                 108,594         342,321
   Income taxes payable                                  141,107         109,399
   Other accrued expenses                                615,961         149,730
                                                  --------------  --------------
           Total current liabilities                   5,954,553       4,660,224

Long-term debt, less current portion                   6,066,715       2,862,976
Deferred revenue                                           8,961          10,362
Deferred income taxes                                    441,709         906,913
                                                  --------------  --------------
           Total liabilities                          12,471,938       8,440,475

Commitments and contingencies                            -               -

Stockholders' equity:
   Common stock $.01 par value;
      authorized - 20,000,000 shares; issued
      12,650,746 and 12,300,746; outstanding
      12,121,559 and 11,771,559,  at
      December 31, 1998 and 1997, respectively          126,508          123,008
   Additional paid-in capital                          3,957,172       3,577,632
   Treasury stock, 529,187 shares at cost              (317,512)       (317,512)
   Receivables from stockholders                         -             (110,065)
   Retained earnings                                       1,801       1,462,135
                                                  --------------  --------------
           Total stockholders' equity                  3,767,969       4,735,198
                                                  --------------  --------------
           Total liabilities and
              stockholders' equity                $   16,239,907  $   13,175,673
                                                  ==============  ==============






The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Consolidated Statements of Operations
for the years ended December 31, 1998 and 1997



                                                       1998             1997
                                                   -------------  -------------
Network service revenue                             $ 10,209,138   $  9,661,009
Equipment sales and service revenues                  13,214,297      7,118,797
Long distance and other revenue                          599,791        271,533
                                                   -------------  -------------
      Net revenues                                    24,023,226     17,051,339
                                                   -------------  -------------

Commissions, contractor fees and related expenses        165,372        161,245
Equipment sales and service costs                     11,517,829      5,554,531
Long distance and other costs                             45,565         67,400
                                                   -------------  -------------

      Net cost of commissions, contractor fees
          and related expenses                        11,728,766      5,783,176
                                                   -------------  -------------

Selling, general and administrative expenses          13,499,720      9,137,518
Impairment loss                                          311,656           --
                                                   -------------  -------------
      Operating (loss) income                         (1,516,916)     2,130,645

Other income (expense):
    (Loss) on disposal of assets                          (1,008)        (3,166)
    Interest income                                         --           11,417
    Interest expense                                    (528,795)      (224,750)
                                                   -------------  -------------

                                                        (529,803)      (216,499)
                                                   -------------  -------------

(Loss) income from operations before
      income tax (benefit) expense                    (2,046,719)     1,914,146
Income tax (benefit) expense                            (586,385)       792,683
                                                   -------------  -------------
      Net (loss) income                             $ (1,460,334)  $  1,121,463
                                                    ============   ============

Net (loss) income per common share:
    Basic                                           $      (0.12)  $        .10
                                                    ============   ============

    Diluted                                         $      (0.12)  $        .10
                                                    ============   ============

Average number of common shares outstanding:
    Basic                                           $ 12,091,833   $ 10,854,949
                                                    ============   ============

    Diluted                                         $ 12,091,833   $ 11,654,949
                                                    ============   ============








The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997




                                                          Additional                          Receivables
                                       Common Stock        Paid-In        Treasury Stock         From        Retained
                                     Shares     Amount     Capital       Shares     Amount   Stockholders    Earnings      Total
                                   ---------- ---------  -----------   --------- ----------- ------------  -----------  -----------

Balance at January 1, 1997         9,642,791  $  96,428  $ 2,085,887                         $   (44,531)  $   340,672  $ 2,478,456

   Purchase of treasury shares                                         (529,187) $ (317,512)                               (317,512)
   Stock issued for Long-Tell,       112,500      1,125       91,800                                                         92,925
   Inc.
   Stock issued for NCS
       Communications                400,000      4,000      326,400                                                        330,400
   Stock issued for Unitel,        2,000,000     20,000      980,000                                                      1,000,000
   Inc.
   Stockholder advances
       acquired from Unitel,                                                                    (174,227)                 (174,227)
       Inc.
   Settlement of advances
       to stockholders                                                                           108,693                    108,693
   Stock purchased by                145,455      1,455       93,545                                                         95,000
   employees
   Net income                                                                                                1,121,463    1,121,463

                                  ----------   --------  -----------  ---------   ---------   ----------    ----------   ----------
Balance at December 31, 1997      12,300,746    123,008    3,577,632   (529,187)   (317,512)    (110,065)    1,462,135    4,735,198

   Stock issued for
   Division-Tel
       Communications Group,
       Inc.                          350,000      3,500      416,500                                                        420,000
   Forgiveness of
   stockholder's debt                                        (36,960)                             36,960                      -
   Settlement of advances                                                                         73,105                     73,105
   Net income                                                                                               (1,460,334)  (1,460,334)

                                  ----------   --------  -----------  ---------   ---------  ------------   ----------   ----------

Balance at December 31, 1998      12,650,746  $ 126,508  $ 3,957,172   (529,187) $ (317,512) $     -       $     1,801  $ 3,767,969
                                  ==========  =========  ===========   ========  ==========  ============  ===========  ===========




























The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Consolidated Statements of Cash Flows
for the years ended December 31, 1998 and 1997

                                                                1998           1997
                                                           -----------    -----------
Cash flows from operating activities:
   Net  (loss)                                             $(1,460,334)   $ 1,121,463
   Adjustments to reconcile net income to
   net cash provided  by (used  in)
   operating activities:
       Depreciation and amortization                           588,184        388,170
       Impairment loss                                         311,656           --
       Deferred revenues                                        (1,401)          (966)
       Deferred income taxes                                  (698,931)       740,000
       Reserve for bad debt                                    957,494         56,833
       Reserve for inventory                                   150,000           --
       Loss on sale of property and equipment                    1,008          3,416
     Changes in assets and liabilities:
       Accounts receivable - trade                          (2,524,864)       210,499
       Accounts receivable - long-term portion                (960,452)    (1,604,617)
       Inventories                                            (300,947)       (59,487)
       Prepaid income taxes                                     14,410        (11,297)
       Prepaid expenses                                         19,337        (39,903)
       Employee advances                                        82,832         (1,510)
       Accounts payable - trade                                442,485       (585,172)
       Accrued payroll and related expenses                     36,743         89,133
       Accrued commissions and bonus                            40,992       (241,400)
       Accrued contractor fees                                 (82,502)      (296,279)
       Customer deposits                                       101,337       (175,514)
       Income taxes payable                                     31,708         28,263
       Other accrued expenses                                  450,899       (428,002)
                                                           -----------    -----------
           Total adjustments                                (1,340,012)    (1,927,833)
                                                           -----------    -----------
           Net cash (used in) operating activities          (2,800,346)      (806,370)
                                                           -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                        (446,981)      (542,461)
   Proceeds from sale of property and equipment                  7,656          4,000
   Purchase acquisitions, net of cash acquired
     of $0 (1998)and $123,547 (1997)                           (10,000)      (301,453)
   (Increase) in other assets                                  (62,657)          --
   Proceeds from stockholders' receivables                      73,105        108,693
                                                           -----------    -----------
           Net cash (used in) investing activities            (438,877)      (731,221)
                                                           -----------    -----------
Cash flows from financing activities:
   Financing fees paid in connection with debt financing      (167,084)          --
   Payments on long-term debt                               (3,395,026)    (1,312,087)
   Proceeds from issuance of long-term debt                  6,591,179      1,273,831
   Proceeds from common stock purchased by employees              --           95,000
   Net (payments) borrowings under line of credit             (340,833)     1,257,826
   Notes receivable - related parties                             --          400,000
   Purchases of treasury stock                                    --         (317,512)
   Cash overdraft                                              453,208           --
                                                           -----------    -----------
           Net cash provided by financing activities         3,141,444      1,397,058
                                                           -----------    -----------
Net decrease in cash                                           (97,779)      (140,533)
Cash at beginning of period                                     97,779        238,312
                                                           -----------    -----------
Cash at end of period                                      $      --      $    97,779
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                  $   528,795    $   203,917
                                                           ===========    ===========

   Cash paid for income taxes                              $    66,797    $    31,048
                                                           ===========    ===========

Non-cash investing and financing activities:
   Common stock issued for purchase acquisitions           $   420,000    $ 1,423,325
                                                           ===========    ===========

   Notes issued for purchase acquisitions                  $    20,000    $ 1,200,000
                                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Telecomm Industries Corp.

Notes to the Consolidated Financial Statements

  1.   Summary of Significant Accounting Policies:

       Principles of Consolidation: Telecomm Industries Corp. ("Telecomm" or the "Company") is incorporated under the laws of the State of Delaware and has its principal offices in Naperville, Illinois. In July 1997, Teleco Acquisition Corporation ("Teleco Acquisition"), a wholly-owned subsidiary and an Ohio corporation doing business under the tradename Unitel/Telecomm Industries, was formed to acquire the assets of Unitel, Inc. On November 11, 1997, the Company's wholly-owned subsidiaries, Centel Corporation, an Ohio Corporation, doing business under the tradename Teleco ("Teleco") and Authorized Network Distributor ("AND"), an Indiana Corporation, were merged into Telecomm.

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

       Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company receives a significant amount of commission sales revenue from Ameritech that is based upon the submission of valid sales contracts. Sales transactions in support of commission sales revenue are subject to adjustment upon review. Actual results may differ from those estimates.

       Fair Value of Financial Instruments: Management has determined that the carrying values of financial instruments, primarily accounts receivable, accounts payable and debt (Note 5), approximate fair value.

       Concentrations of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Ameritech and its subsidiaries accounted for 42% and 57% of the Company's revenues for 1998 and 1997, respectively. At December 31, 1998 and 1997 the outstanding accounts receivable balance due from Ameritech was $7,211,327 and $5,023,231, respectively. The Company may establish an allowance for possible losses based upon factors surrounding the credit and historical information. At December 31, 1998 and 1997, the Company recorded an allowance for doubtful accounts of approximately $906,000 and $145,000, respectively.

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

       Revenue Recognition: Revenues are recognized when earned and are recorded net of estimated cancellations and chargebacks. Sales of data and voice equipment and related services to such equipment will be recognized as earned upon shipment or installation.

       Network services or chargebacks will be recognized as earned when the Company receives notification from the carrier that the service has been installed or discontinued. The residual stream is recognized as earned only if it can be reasonably estimated and the carrier's contract stipulates a buyout clause for those future monies, otherwise it will be recognized on a monthly basis over the term of the contract.

       Inventory: Inventory consists of purchased equipment for installation contracts and is recorded at the lower of cost (first-in, first-out) or market value.

       Intangible and Other Assets: The excess of the purchase cost over the fair value of net assets in an acquisition (goodwill) is included in intangible and other assets in the accompanying consolidated balance sheet. Goodwill is amortized on a straight-line basis over fifteen to thirty years.

       Other intangibles are amortized over their estimated useful lives.

       Software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" and are included in intangible and other assets in the accompanying consolidated balance sheets. Purchased computer software is capitalized and amortized for both financial and tax reporting purposes, using the straight-line method, over the expected useful life of the software, generally no more than five years. Similarly, internally developed computer software for sale or lease is capitalized and amortized for financial reporting purposes using the straight-line method.

       The Company's policy is to evaluate the intangible assets based on a review of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (not discounted and without interest) would become less than the carrying amount of the asset. An impairment loss is recorded in the period such determination is made based on the fair value of the related businesses.

       Income Taxes: The Company utilizes the liability method of computing deferred income taxes. Deferred income taxes are recorded to reflect the income tax consequences on future years of temporary differences between the income tax and financial reporting bases of assets and liabilities as of the balance sheet date. Under the liability method, deferred income taxes are adjusted for tax rate changes as they occur. This method also provides for the current recognition of the expected income tax benefits from net operating losses if it is expected such income tax benefits are more likely than not to be realized.

       Receivables From Stockholders: Advances and other receivables due from stockholders have been recorded as a reduction of stockholders' equity.

       Stock-Based Compensation: Effective for the fiscal year ending December 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. The Company did not adopt the new fair value accounting, but instead chose to comply with the disclosure requirements of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

       Earnings Per Share: The Company adopted SFAS No. 128, "Earnings Per Share" for the year ended December 31, 1998. The pronouncement specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

       Reclassifications: Certain items in the 1997 consolidated financial statements of the Company have been reclassified to conform to the current year's presentation.



  2.   Acquisitions:

       On February 20, 1998, the Company acquired Division-Tel Communications Group, Inc. ("Division-Tel") under the provisions of an Asset Purchase Agreement. Under the terms of this agreement, the Company issued 350,000 shares of its common stock valued at $420,000, paid $10,000 in cash, issued a $20,000 promissory note, due August 1998, and assumed approximately $370,480 of Division-Tel's liabilities in exchange for all of the outstanding common stock of Division-Tel.

       The net purchase price was allocated as follows:

            Current assets                   $  95,876
            Property and equipment              80,599
            Other assets                       156,900
            Goodwill                           487,105
            Liabilities assumed               (370,480)
                                             ---------
            Net purchase price                 450,000
            Less:    Common stock              420,000
                     Non-cash note payable      20,000
                                             ---------
            Cash paid for acquisition        $  10,000
                                             =========

       Goodwill is being amortized on a straight-line basis over 15 years. The amortization expense for fiscal 1998 is $29,768.

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

      The net purchase price was allocated as follows:

            Current assets                         $ 1,827,297
            Property and equipment                     777,471
            Stockholder receivable                     174,227
            Other assets                               381,204
            Goodwill                                 2,112,617
            Liabilities assumed                     (3,272,816)
                                                    ----------

            Net purchase price                       2,000,000
            Less:    common stock issued             1,000,000
                     convertible note issued         1,000,000
                                                    ----------

            Cash paid for acquisition               $      --
                                                    ==========


       Had the acquisition of Unitel occurred at January 1, 1997, the unaudited pro forma consolidated statement of operations for the year ended December 31, 1997 would have been as follows:

                                          Telecomm                                              Pro Forma
                                         Industries       Unitel, Inc.                         Statement of
                                           Corp.           (1/1/97 to       Pro Forma           Operations
                                       (as reported)        8/12/97)       Adjustments          (Unaudited)
                                       --------------    -------------     ------------       --------------

Net revenues                           $   17,051,339    $   4,952,033                        $   22,003,372
Operating expenses                         14,920,694        4,709,560    $      28,600 (1)       19,658,854
Other income (expense)                       (216,499)                                              (216,499)
                                       --------------    -------------     ------------       --------------

Income (loss) from operations
     before income taxes                    1,914,146          242,473          (28,600)           2,128,019

Income taxes                                  792,683                            96,989 (2)          889,672
                                       --------------    -------------     ------------       --------------
Net income (loss)                      $    1,121,463    $     242,473     $   (125,589)      $    1,238,347
                                       ==============    =============     ============       ==============

Earnings per common share:
   Basic                               $          .10                                         $          .11
                                       ==============                                         ==============

   Diluted                             $          .10                                         $          .11
                                       ==============                                         ==============

Average number of common shares outstanding:
   Basic                                   10,854,949                                             10,854,949
                                       ==============                                         ==============

   Diluted                                 11,654,949                                             11,654,949
                                       ==============                                         ==============

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

            Working capital              $ 194,497
            Property and equipment         280,641
            Goodwill                       759,219
            Liabilities assumed           (503,957)
                                        ----------

            Net purchase price             730,400
            Less:  common stock issued     330,400
                                         ---------

            Cash paid for acquisition    $ 400,000
                                         =========


       On January 2, 1997, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding stock of Long-Tell, Inc. of Mentor, Ohio. Under the terms of this agreement, the Company issued 112,500 shares of its common stock valued at $92,925, paid $25,000 cash and issued a $200,000 note (bearing interest at a fixed rate of 9% and maturing January 2, 2002). The entire purchase price was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

  3.   Property and Equipment:

       Property and equipment at December 31, 1998 and 1997, consists of the following:


                                               Useful Lives           1998               1997
                                              --------------     -------------      -------------
        Office furniture and fixtures            5-7 years       $     599,571      $     542,076
        Transportation equipment                 3-5 years             346,692            286,017
        Leasehold improvements                 Life of Lease            59,699             42,899
        Computer equipment                        5 years            1,203,566            868,748
        Cable plant                               7 years              206,373            206,373
                                                                 -------------      -------------
                                                                     2,415,901          1,946,113

        Less accumulated depreciation                                  806,027            464,547
                                                                 -------------      -------------
                                                                 $   1,609,874      $   1,481,566
                                                                 =============      =============






       Depreciation expense for the years ended December 31, 1998 and 1997, amounted to $390,608 and $271,323, respectively.



  4.   Intangible Assets:

       Intangibles and other assets at December 31, 1998 and 1997, are as follows:


                                               Useful Lives         1998               1997
                                              --------------     -------------      -------------
        Goodwill                                15-30 years      $   3,676,867      $   3,189,761
        Customer lists                           15 years               99,482             99,482
        Loan acquisition costs                    5 years              167,084              -
        Software development costs               3-5 years              50,000            308,800
                                                                 -------------      -------------
                                                                     3,993,433          3,598,043

        Less accumulated amortization                                  322,861            135,085
                                                                 -------------      -------------
                                                                 $   3,670,572      $   3,462,958
                                                                 =============      =============




       Amortization expense for the years ended December 31, 1998 and 1997, amounted to $187,776 and $116,847, respectively.

       In the fourth quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $311,656 related to capitalized software. In 1998, the company evaluated the recoverability of its capitalized software and determined that the future cash flows to be received are less than the carrying value of the asset. As a result, the asset was written down to its fair value and an impairment loss was recognized.

  5.   Debt:

       Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                                  1998          1997
                                                                                               ----------   ----------

         Note payable to a financial institution for $5,441,179,  collateralized by a blanket filing on corporate  assets.  Interest accrues at 2.4% over the
             30-Day  Commercial  Paper Rate (7.5%  effective  rate at  December 31,
             1998).  The note requires  interest only payments for three months with principal and interest payable  thereafter in 60 monthly  installments
             Monthly principal payments of  $64,776 commence March 1, 1999 with
             a balloon payment due on February 1, 2004 of $1,554,619.                          $5,441,179   $     --

         Note payable to a financial institution for $2,000,000,  collateralized by a blanket filing on corporate  assets.  Principal and interest  (fixed at
             9.23% per  annum) is  payable  in 59  monthly  installments  of $41,740
             commencing October 1,  1997 and maturing September 24, 2002.                            --      1,920,757

         Note  payable to a related  party in  connection  with the  acquisition  of
         Long-Tell, Inc. Principal is due on January 2, 2002. Interest is payable
             quarterly at 9% per annum.                                                           200,000      200,000

         Convertible  note  payable  to a  related  party  in  connection  with  the acquisition  of  Unitel,  Inc.  Principal  is due on August 11, 2002.
             Interest  is payable  quarterly  at 5% per annum.  The note may only be
             converted at the maturity date with a conversion rate of $2.00 per share.          1,000,000    1,000,000

         Vehicle and equipment  loans payable in monthly  installments  ranging from
             $295 to $1,991  (including  interest ranging from 1.9% to 9.9%) through
             January 2002,  collateralized by vehicles and equipment with a net book
             value of $132,400 and $138,617 at December 31, 1998 and 1997, respectively.          158,925      146,999
                                                                                               ----------   ----------
         Total long-term debt                                                                   6,800,104    3,267,756

         Less current portion                                                                     733,389      404,780
                                                                                               ----------   ----------
                                                                                               $6,066,715   $2,862,976
                                                                                               ==========   ==========




       Maturities of long-term debt are as follows:

               Fiscal Year

               1999                                 $        733,389
               2000                                          829,250
               2001                                          798,668
               2002                                        1,977,311
               2003 and thereafter                         2,461,486
                                                    ----------------
                                                    $      6,800,104
                                                    ================


       The fair market value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1998 and 1997, the fair value of the long-term debt approximates the amount recorded in the consolidated financial statements.

       The Company has a line of credit with Merrill Lynch for an amount up to $4,000,000, of which $1,030,377 was outstanding at December 31, 1998. Interest is due monthly at an annualized rate of 2.4% above the 30-day commercial paper rate (7.5% effective rate as of December 31, 1998). The line of credit is renewable on September 30, 2000 and is secured by all assets of the Company. As of December 31, 1999, the Company is subject to certain restrictive and financial covenants including covenants relating to the Company's liabilities to EBITDA and minimum net cash flow. Merrill Lynch also has the right to call the loan upon the occurrence of a material impairment. Additionally, the Company had a line of credit with Peoples Bank in 1997, of which $1,371,210 was outstanding at December 31, 1997. The outstanding balance was paid during 1998.

       The Company also has a $3,800,000 revolving credit line to be used exclusively for specific planned acquisitions. The revolver bears interest at an annualized rate of 2.4% above the 30-day commercial paper rate (7.5% effective rate as of December 31, 1998). This facility will expire on September 30, 1999 if not utilized. At December 31, 1998 the outstanding balance on the revolver is zero.



  6.   Income Taxes:

       The provision for income tax (benefit) consists of the following at December 31, 1998 and 1997:

                                                            1998          1997
                                                         ----------    ---------
           Federal                                       $     -       $   -
           State and local                                  112,546       52,683
           Deferred - federal                              (608,036)     656,373
           Deferred - state and local                       (90,895)      83,627
                                                         ----------    ---------
           Provision for income tax (benefit) expense    $ (586,385)   $ 792,683
                                                         ==========    =========



       The following is a reconciliation of income taxes computed at the federal statutory rate with income taxes recorded by the Company at December 31, 1998 and 1997:

                                                          1998         1997
                                                         ------       ------

           Statutory federal income tax rate               (34.0) %      34.0 %
           State and local taxes
              (net of federal tax effect)                    4.3          7.8
           Non-deductible items                              1.0            -
           Other                                               -          (.4)
                                                          ------       ------
           Effective income tax rate                       (28.7) %      41.4 %
                                                          ======       ======

       The tax effect of the temporary differences which comprise the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                    1998          1997
                                                 ----------   ----------
         Deferred tax assets:
               Accrued bonuses                   $   72,753   $  154,762
               Allowance for doubtful accounts      349,870         --
               Net operating loss                 1,234,576         --
               Other                                209,045         --
                                                 ----------   ----------

                                                  1,866,244      154,762

         Deferred tax liabilities:
               Deferred accounts receivable       2,212,509    1,365,354
               Fixed assets                         129,196         --
               Other                                 74,842       38,642
                                                 ----------   ----------

                                                  2,416,547    1,403,996
                                                 ----------   ----------

               Net deferred tax liabilities      $  550,303   $1,249,234
                                                 ==========   ==========





  7.  Stockholders' Equity Data:

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

       Computations of basic and diluted earnings per share of common stock have been made in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earning Per Share" ("SFAS No. 128"). The Company was required to adopt the provisions of SFAS No. 128 beginning with the year ended December 31, 1997. All prior and interim period earnings per share amounts have been restated accordingly. All securities that have an anti-dilutive effect on earnings per share have been excluded from such computations.

              Reconciliation of Numerators and Denominators of the Basic
                    and Diluted EPS Computations

                                                       For the year ended December 31, 1998
                                                       ------------------------------------
                                                         Loss          Shares     Per-share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------    -----------   ------
         Net loss                                     $(1,460,334)

         Basic EPS:
           Loss available to common stockholders;
                weighted average common stock
                outstanding                            (1,460,334)    12,091,833   $(0.12)
                                                      -----------    -----------   ------

         Diluted EPS:
           Loss available to stockholders of common
                shares and common stock equivalents   $(1,460,334)    12,091,833   $(0.12)
                                                      ===========    ===========   ======



                                                       For the year ended December 31, 1997
                                                       ------------------------------------
                                                         Loss          Shares     Per-share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------    -----------   ------
       Net income                                     $1,121,463

       Basic EPS:
         Income available to common stockholders:
              weighted average common stock
              outstanding                              1,121,463      10,854,949   $ .10

       Effect of dilutive securities options              29,500         800,000
                                                      -----------    -----------   ------
       Diluted EPS:
         Income available to stockholders of common
              shares and common stock equivalents     $1,150,963      11,654,949   $ .10
                                                      ==========      ==========   =====



      Options to purchase 400,000 shares of common stock at $3.00 to $14.00 per share were outstanding during fiscal 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year.

  8.   Stock-Based Compensation Plans:

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

      The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of non-qualified options at an exercise price of $.50 per share. Options outstanding under the 1995 Plan vested in equal installments over a two-year period on the first two anniversary dates after the date of grant. The option price is equal to the market price for the Company's common stock at the time of grant.

      On May 1, 1997, the Company Board of Directors issued stock options for 400,000 shares to a consultant that will assist in public and investor relations of the Company. These options have exercise prices ranging from $3.00 to $14.00 per share and vest upon grant. This option agreement was substantially amended on April 3, 1998 to reduce the number of shares granted under option by 25% and modify the range of exercise prices from $3.00 to $14.00 per share to $3.00-$10.00 per share.

       The following is a summary of the activity in the Company's stock option plans during fiscal 1998 and 1997:


                                                                        Weighted
                                                        Shares          Averaged
                                            -------------------------   Exercise
                                               Shares    Exercisable     Price
                                            -----------  -----------     ------

         Outstanding at January 1, 1997         300,000      300,000     $  .50

             Granted                            400,000      400,000       8.92
             Exercised                             --
             Expired                               --
                                            -----------  -----------      -----
         Outstanding at December 31, 1997       700,000      700,000       5.31

             Granted                            840,000      330,000       1.17
             Exercised                             --
             Expired                           (315,000)    (165,000)      1.18
                                            -----------  -----------      -----

         Outstanding at December 31, 1998   $ 1,225,000      865,000     $ 3.44
                                            ===========  ===========      =====


       At December 31, 1998 and 1997 the Company had 1,335,000 and 0 shares, respectively, available for grant.

       At December 31, 1998, there were options outstanding under the Company's stock option plans to purchase 1,180,000 shares of common stock, of which all are currently exercisable at $.50 to $10.00 per share. The options generally have a 10-year term.

       For SFAS No. 123 purposes, the fair value of each option under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1998 and 1997: (1) Average dividend yield of 0%, (2) expected volatility of 120%, and (3) expected life of 5 years. A risk-free interest rate of 5.00% and 5.71% was used for grants in 1998 and 1997, respectively.

       Had the Company elected the fair value methodology for determining compensation expense, the Company's net loss for the year ended December 31, 1998, as reported in the accompanying consolidated financial statements, would have been increased by $388,908 ($0.03 per common share).

       Had the Company elected the fair value methodology for determining compensation expense, the Company's net income and net income per common share for the year ended December 31, 1997 would not have changed from amounts reported in the accompanying consolidated financial statements.



  9.   Leases:

      The Company and its subsidiaries lease office space, equipment and vehicles under various operating leases. Leases that expire are generally expected to be renewed or replaced by other leases.

      At December 31, 1998, future minimum rental payments applicable to noncancelable operating leases were as follows:

             1999                       $  488,499
             2000                          300,105
             2001                          218,650
             2002                          117,047
             2003 and thereafter            45,085
                                        ----------
                                        $1,169,386
                                        ==========



       Rent expense for all operating leases was $600,247 and $590,258 in 1998 and 1997, respectively.

10.   Related Party Transactions:

      The Company acquired from the Unitel asset acquisition a lease for office and warehouse space through an entity owned by a director/shareholder. The lease agreement calls for the Company to make monthly payments of $12,542 through September 2015, as well as payment of certain expenses of approximately $10,000 per month. As a part of the acquisition, the Company obtained an amendment to the lease which allows the Company to terminate the existing lease by providing a twelve month written notice. The Company has exercised this option to terminate the lease effective May 15, 1999 and executed a six-year lease from the same affiliate which reduces the total monthly payments to $15,000 per month through June 1, 2005. Rent expense related to this lease amounted to $150,500 and $62,710 for the years ended 1998 and 1997.

      Additionally, the Company also assumed other vehicle leases as part of the Unitel asset acquisition, through an entity owned by a director/shareholder. The vehicle lease agreements call for monthly payments ranging from $343 to $805, and expire in June 1999. Rent expense related to these leases amounted to $31,989 and $23,251 for the years ended 1998 and 1997.

      At December 31, 1998, certain notes aggregating $1,200,000 were due to related parties.



11.   Employee Benefit Plan:

      The Company sponsors a 401(k) plan that covers substantially all eligible employees. Contributions to the plan are determined by the Company's management. For the years ended December 31, 1998 and 1997, contributions totaled $65,961 and $40,914, respectively.



12.   Commitments and Contingencies:

      The Company is subject to legal proceedings and claims in the ordinary course of business that have not been finally adjudicated. In management's opinion, all such outstanding matters would not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

13.    Future Adoption of Recently Issued Accounting Standards:

       During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting comprehensive income and its components in a financial statement. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. The Company does not have any comprehensive items. Therefore, SFAS No. 130 is not applicable to the Company.

       The FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segment and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. The Company currently operates under the definition of one segment. Therefore, SFAS No. 131 is not applicable to the Company.

       Both of these statements are effective for fiscal years beginning after December 15, 1997. The Company does not have any comprehensive income items for the periods presented.

       In February 1998 the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Post-Retirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement benefits. The statement is effective for fiscal years beginning after December 15, 1997. The Company does not have a pension or other post-retirement plan. Therefore, SFAS No. 132 is not applicable to the Company.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999.



 14.   Subsequent Events:

       On February 11, 1999, the Company approved plans to form a subsidiary, NetVision.Com to acquire local internet service providers primarily in the BellSouth region.



 15.   Fourth Quarter Adjustments to Financial Results:

       During the fourth quarter of the year ended December 31, 1998, the Company recorded net charges against pre-tax income of approximately $1,860,000 primarily related to an adjustment to the allowance for doubtful accounts, inventory and an impairment writeoff.

Telecomm Industries Corp.

Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 1998 and 1997




                                           1998         1997
                                        ---------    ---------

Allowance for doubtful accounts:
    Balance, beginning of year          $ 145,000    $ 370,000
    Additions                             957,494       56,833
    Write-offs, net of recoveries        (196,494)    (281,833)
                                        ---------    ---------
    Balance, end of year                $ 906,000    $ 145,000
                                        =========    =========


Inventory valuation allowance:
    Balance, beginning of year          $    --      $    --
    Additions                             150,000         --
    Write-offs                               --           --
                                        ---------    ---------
    Balance, end of year                $ 150,000    $    --
                                        =========    =========