Form 10QSB
period 1999-03-31
TELECOMM INDUSTRIES CORP
filed 1999-05-17
CIK 87888

14

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)


|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: common stock, $0.01 par value: (as of May 12, 1999): 12,121,559

         Transitional Small Business Disclosure Format:

         Yes     No   X
            ----    ----

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX

  PART I-FINANCIAL INFORMATION                                       Page No.

           Item 1.  Consolidated Financial Statements                    3

                     Consolidated Balance Sheets-
                     March 31, 1999 (unaudited) and
                     December 31, 1998 (audited)                         4

                     Consolidated Statements of Operations-
                     three months ended March 31, 1999
                     and 1998 (unaudited)                                5

                     Consolidated Statements of Cash Flow-
                     three months ended March 31, 1999 and
                     1998  (unaudited)                                   6

                     Notes to Consolidated Financial Statements          7

           Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       9

  PART II-OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                     14

                                     PART I

                              FINANCIAL INFORMATION



 ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


            The Registrant's Consolidated Financial Statements follow this page.

                         Telecomm Industries Corp. and Subsidiary
                               Consolidated Balance Sheets
                           March 31, 1999 and December 31, 1998

                                                                 (Unaudited)
                                                                   March 31,      December 31,
                                                                      1999            1998
                                                                 ------------    ------------
                                ASSETS
Current assets:
Accounts receivable , net                                        $  3,884,237    $  5,041,578
Inventories                                                         1,788,983       1,583,879
Prepaid income taxes                                                   45,147          45,147
Prepaid expenses                                                      123,237         118,499
Employee advances                                                      36,505          67,769
                                                                 ------------    ------------
                      Total current assets                          5,878,109       6,856,872
                                                                 ------------    ------------

Property and equipment, net                                         1,558,430       1,609,874

Other assets:
Accounts receivable, long-term portion                              4,257,310       4,102,589
Intangibles and other assets, net                                   3,618,393       3,670,572
                                                                 ------------    ------------
                             Total assets                        $ 15,312,242    $ 16,239,907
                                                                 ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash  overdraft                                                  $    177,694    $    453,208
Line of credit                                                      1,416,015       1,030,377
Current portion of long-term debt                                     846,706         733,389
Accounts payable                                                    1,252,022       1,612,261
Accrued payroll and related expenses                                  349,486         310,012
Accrued commissions and bonus                                         246,714         631,492
Accrued contractor fees                                                87,801          98,311
Customer deposits                                                     402,073         219,841
Deferred income taxes                                                 108,594         108,594
Income taxes payable                                                  141,107         141,107
Other accrued expenses                                                371,898         615,961
Deferred revenue                                                      105,309            --
                                                                 ------------    ------------
                      Total current liabilities                     5,505,419       5,954,553
                                                                 ------------    ------------

Long-term debt, less current portion                                5,799,624       6,066,715
Deferred revenue                                                        8,961           8,961
Deferred income taxes                                                 357,109         441,709
                                                                 ------------    ------------
                          Total liabilities                        11,671,113      12,471,938
                                                                 ------------    ------------

Stockholders' equity:
Common stock $.01 par value: authorized 20,000,000 shares:
  issued 12,650,746 and outstanding 12,121,559                        126,508         126,508
Additional paid-in capital                                          3,957,172       3,957,172
Treasury stock, 529,187 shares at cost                               (317,512)       (317,512)
Retained earnings  (deficit)                                         (125,039)          1,801
                                                                 ------------    ------------
                      Total stockholders' equity                    3,641,129       3,767,969
                                                                 ------------    ------------
              Total liabilities and stockholders' equity         $ 15,312,242    $ 16,239,907
                                                                 ============    ============

See notes to unaudited consolidated financial statements

                    Telecomm Industries Corp. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
               For the three months ended March 31, 1999 and 1998

                                                         Three Months   Three Months
                                                            Ended          Ended
                                                          March 31,       March 31,
                                                             1999           1998
                                                         -----------    -----------
Network service revenue                                  $ 2,256,787    $ 2,495,758
Equipment sales and service revenue                        1,554,224      2,727,939
Long distance and other revenue                              113,747        264,440
                                                         -----------    -----------
             Net revenues                                  3,924,758      5,488,137
                                                         -----------    -----------

Commissions, contractor fees and related expenses              2,298         37,101
Equipment sales and service costs                          1,638,047      2,269,449
Long distance and other costs                                    631         66,378
                                                         -----------    -----------
             Net cost of commissions, contractor fees,
               and related expenses                        1,640,976      2,372,928
                                                         -----------    -----------
Selling, general and administrative expenses               2,344,731      2,680,962
                                                         -----------    -----------

             Operating (loss) income                         (60,949)       434,247

Other income (expense):
   Gain on disposal of assets                                  2,129            750
   Interest expense                                         (152,620)       (70,208)
                                                         -----------    -----------
                                                            (150,491)       (69,458)
                                                         -----------    -----------

(Loss) income from operations before
   income tax (benefit) expense                             (211,440)       364,789
Income tax (benefit) expense                                 (84,600)       145,846
                                                         -----------    -----------
                     Net (loss) income                   $  (126,840)   $   218,943
                                                         ===========    ===========

Net (loss) income per common share:
  Basic                                                  $     (0.01)   $      0.02
                                                         ===========    ===========
  Diluted                                                $     (0.01)   $      0.02
                                                         ===========    ===========


Average number of common shares outstanding:
  Basic
                                                          12,121,559     12,091,833
                                                         ===========    ===========
  Diluted                                                 12,121,559     12,891,833
                                                         ===========    ===========


See notes to unaudited consolidated financial statements

                    Telecomm Industries Corp. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 1999 and 1998

                                                                       1999           1998
                                                                   -----------    -----------
Cash flows from operating activities:
   Net (loss)income                                                $  (126,840)   $   218,943
   Adjustments to reconcile net income to net cash
     provided by (used) in operating activities:
         Depreciation and amortization                                 159,405        152,133
         Deferred revenue                                              (12,709)           574
         Deferred income taxes                                         (84,600)       142,085
         Reserve for bad debt                                           14,100          2,803
         (Gain)  on sale of fixed assets                                (2,129)          (750)
      Changes in assets and liabilities:
         Accounts receivable - trade                                 1,143,241       (216,621)
         Accounts receivable - long term portion                      (154,721)      (651,015)
         Inventories                                                  (205,104)      (318,768)
         Prepaid expenses                                               (4,738)        (1,097)
         Employee advances                                              31,264         57,156
         Accounts payable - trade                                     (360,239)       456,042
         Accrued payroll and related expenses                           39,474         49,253
         Accrued commissions and bonus                                (384,778)      (200,500)
         Accrued contractor fees                                       (10,510)       (71,252)
         Customer deposits                                             182,232         13,970
         Income taxes payable                                             --              345
         Other accrued expenses                                       (244,063)       (28,523)
         Deferred Revenue                                              118,018           --
                                                                   -----------    -----------
            Total adjustments                                          224,143       (614,165)
                                                                   -----------    -----------
            Net cash  provided by (used in) operating activities        97,303       (395,222)
                                                                   -----------    -----------

      Cash flows from investing activities:
         Purchases of property and equipment                           (55,782)      (147,416)
         Proceeds from sale of property plant and equipment              2,129           --
         Proceeds from stockholders' receivables                          --           54,348
         Purchase acquisitions, net of cash acquired                      --          (10,000)
                                                                   -----------    -----------
            Net cash (used in) investing activities                    (53,653)      (103,068)
                                                                   -----------    -----------

      Cash flows from financing activities:
         Payments on long-term debt                                   (153,774)      (107,070)
         Proceeds from issuance of long-term debt                         --           19,140
         Net borrowings under line of credit                           385,638        728,613
         Cash Overdraft                                               (275,514)          --
                                                                   -----------    -----------
            Net cash  (used in) provided by financing activities       (43,650)       640,683
                                                                   -----------    -----------

      Net increase in cash                                                --          142,393
      Cash and cash equivalents at beginning of period                    --           97,779
                                                                   -----------    -----------
      Cash and cash equivalents at end of period                   $      --      $   240,172
                                                                   ===========    ===========

      Supplemental disclosures of cash flow information:
        Cash paid for interest                                     $   143,835    $    57,608
                                                                   ===========    ===========

      Non-cash investing and financing activities:
        Common stock issued for purchase acquisitions              $      --      $   420,000
                                                                   ===========    ===========
        Notes issued for purchase acquisitions                     $      --      $    20,000
                                                                   ===========    ===========

         See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1998.

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

           Reconciliation of Numerators and Denominators of the Basic
                          and Diluted EPS Computations

                                                        For the three month period ended March 31, 1999
                                                       --------------------------------------------------
                                                             Loss             Shares         Per-Share
                                                          (Numerator)     (Denominator)        Amount
                                                       --------------   ---------------  ---------------
         Net loss                                      $     (126,840)

         Basic EPS:
         Loss available to common stockholders;
            weighted average common stock outstanding        (126,840)       12,121,559   $         (.01)
                                                       --------------   ---------------   --------------
         Diluted EPS:
         Income available to stockholders of common
            shares and common stock equivalents        $     (126,840)       12,121,559   $         (.01)
                                                       ==============  =================  ==============


                                                        For the three month period ended March 31, 1998
                                                       --------------------------------------------------
                                                            Income            Shares         Per-Share
                                                          (Numerator)     (Denominator)        Amount
                                                       ----------------  ---------------  ---------------
         Net income                                    $       218,943

         Basic EPS:
         Income available to common stockholders;
              weighted average common stock                    218,943       12,091,833   $           .02
              outstanding

         Effect of dilutive securities options                                  800,000
                                                       ----------------  ---------------  ---------------
         Diluted EPS:
         Income available to stockholders of common
              shares and common stock equivalents      $       218,943       12,891,833   $           .02
                                                       ================  ===============  ===============

         Options to purchase 300,000 shares of common stock at $3.00 to $10.00 per share were outstanding on March 31,1999 and had been since April 3, 1998. These options, which expired on April 30, 1999, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period.

3. Acquisitions - On February 20, 1998, the Company acquired Division-Tel Communications, Inc. ("Division-Tel") under the provisions of an Asset Purchase Agreement. Under the terms of this agreement, the Company issued 350,000 shares of its common stock valued at $420,000, paid $10,000 in cash, issued a $20,000 promissory note, due August 1998 (bearing interest at a fixed rate of 9%), and assumed approximately $370,480 of Division-Tel's liabilities in exchange for all of the outstanding common stock of Division-Tel.


         The net purchase price was allocated as follows:

         Current assets                                 $    95,876
         Property and equipment                              80,599
         Other assets                                       156,900
         Goodwill                                           487,105
          Liabilities assumed                              (370,480)
                                                         ----------

         Net purchase price                                 450,000
         Less: common stock issued                          420,000
                   Non-cash note payable                     20,000
                                                        ===========
         Cash paid for acquisition                      $    10,000
                                                        ===========



4. Subsequent Events - David L. Gruber was appointed to the Board of Directors on April 23, 1999. Since May 1997, Mr. Gruber has served as a public markets and investor relations consultant for the Company. From May 1991 to May 1997, he was employed as an Investment Consultant first with Parker/Hunter Inc. and subsequently with McDonald & Company Investments. In addition, Mr. Gruber has served as a Director of Advanced Medical Supply since January 1995. Mr. Gruber's Consulting Agreement with Telecomm expired on April 30, 1999. A new Agreement is currently under negotiations between the Company and Mr. Gruber.

5. Reclassification - Certain reclassifications have been made to the1998 consolidated financial statements to conform to the 1999 method of presentation.

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

Year 2000 Technology

         Based upon a review by management, the Company has completed its Year-2000 compliance requirements on all of its major internal systems through software upgrades. The Company expects these upgrades to enable the systems to properly process transactions relating to the year 2000 and beyond. The Company has assessed third party issues to determine what impact, if any, they will have on the Company's operations with respect to the Year 2000 issues.

         All of Telecomm's major vendors have indicated that they are currently Year 2000 compliant or will be by December 1999. However, the Company will continue to evaluate whether additional corrective action will be necessary to address Year 2000 issues.

THREE MONTHS ENDED MARCH 31, 1999 vs. THREE MONTHS ENDED MARCH 31, OF 1998

         The Company's net revenues decreased 28% to $3.9 million for the three months ended March 31, 1999 from $5.5 million in the comparable 1998 period. This decrease is attributable primarily to the restructuring of the Company's Sales and Marketing department and events associated with or arising from such restructuring. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                     Three months ended   Three months ended
                                                     March 31,1999        March 31, 1998

         Sales of equipment and related services              40%                 50%
         Sales of network services                            57%                 45%
         Long distance and other services                      3%                  5%


         Net revenues from equipment sales and related services decreased 43% to $1.6 million during the three months ended March 31, 1999 from $2.7 million in the three months ended March 31, 1998. Of the $1.6 million for the quarter, $1.2 million relates to voice equipment sales and services and $ .4 million relates to data equipment sales and services.

         Net revenues from network services sales decreased 10% to $2.3 million in the three months ended March 31, 1999 from $2.5 million in the comparable period for 1998. Of the $2.3 million for the quarter, $1.0 million related to voice network services and $1.3 million related to data network and services.

         Net cost of commissions, contractor fees and related expenses decreased $.7 million to $1.6 million in the three months ended March 31, 1999, a 31% decrease from such expenses of $2.3 million in the comparable period of 1998. The decrease was primarily due to the reduction in sales revenue. As a percentage of net revenues, these expenses decreased to 42% during the three months ended March 31, 1999 from 43% during the comparable period of 1998. This decrease is primarily due to the shift in the allocation of revenues from equipment sales and related services to network service revenue during the three months ended March 31, 1999.

         Selling, general and administrative expenses ("SG&A") decreased $.3 million to $2.3 million in the three months ended March 31, 1999, a 13% decrease from SG&A expenses of $2.6 million in the comparable 1998 period. As a percentage of net revenues, these expenses increased to 60% during the three months ended March 31,1999, from 49% during the three months ended March 31,1998. This increase is primarily a result of expenses incurred on behalf of NetVision.Com Inc., the Company's newly-created subsidiary, and the Company's continuing efforts to consolidate and streamline operations.

         In the three months ended March 31, 1999, interest expense increased by $82,000 or 117%, to $152,000 from $70,000 in the comparable 1998 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of equipment sales and long-term receivables.

         Income from operations before income taxes decreased by $576,000 to $(211,000) in the three months ended March 31, 1999, a decrease of 158% from $365,000 in the comparable 1998 period, primarily for the reasons stated above.

         The provision for income taxes decreased by $230,000 to a benefit of $85,000 in the three months ended March 31, 1999, compared to $145,000 in the three months ended March 31, 1998, due to the loss recognized in the first quarter of 1999.

         As a result of the foregoing, the net loss for the three months ended March 31, 1999 was $127,000, a decrease of $356,000, from the net income for the three months ended March 31, 1998 of $219,000.

         In 1998, Telecomm underwent major changes to consolidate and centralize the Company's operations and redefine the information technology and accounting departments negatively impacting short-term profitability. Management believes these changes will enable the company to effectively manage its corporate infrastructure and introduce new technology to its customer base.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the internal growth of long-term network service receivables, voice and data hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

         Net cash provided by operating activities was $.1 million for the three months ended March 31, 1999 compared to net cash used in operating activities of $.4 million for the comparable period in 1998. The change was primarily due to an decrease of $1.1 million in trade accounts receivable in the three months ended March 31, 1999 compared to a $.2 million increase in the comparable 1998 period and a $.2 million increase in inventory for the three months ended March 31, 1999 compared to a $.3 million increase in the comparable 1998 period. Customer deposits increased $.2 million for the three months ended March 31, 1999 compared to a $14,000 increase in the comparable 1998 period. These changes are attributable to the Company's increased emphasis on collection of receivables and strict credit policies.

         The net operating cash provided was offset by decreases in accounts payable of $.4 million, accrued commissions and bonus of $.4 million and other accrued expenses of $.2 million in the three months ended March 31, 1999 as compared to an increase in accounts payable of $.5 million and a decrease in accrued commissions and bonus of $.2 million for the comparable 1998 period.

         Net cash used in investing activities was $.1 million for the three months ended March 31, 1999 compared to $.1 million for the comparable 1998 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment. This is consistent with 1998, except the company used cash of $10,000 for an acquisition in 1998.

         Net cash used in financing activities was $44,000 for the three months ended March 31, 1999 compared to net cash provided by financing activities in the amount of $.6 million in the comparable 1998 period. The cash use is attributable to the decrease in long term debt. In 1998, the net cash provided by financing activities was due to the increase in short-term borrowings from the line of credit.

         The change in the commission payment structure by Ameritech, which was implemented in June 1996, and Ameritech's continuing implementation of a new billing and customer record system, lengthen the collection period of receivables, adversely affecting the Company's working capital and cash flow.

         In 1999, Ameritech, under the new payment structure, increased the percentage of compensation at the time of installation and simplified its payment approach using standard flat rates on voice and usage products. Management of Telecomm believes that cash flow will continue to be affected as long as the existing Ameritech commission payment structure remains, however, the changes for 1999, as indicated above, will enhance working capital by reducing the delay in collection. Furthermore, the growing annuity stream of the Ameritech long-term receivables should begin to help offset this situation in future years.

         Because of the Company's emphasis on equipment sales and related services, an increase in inventory and trade credit is expected. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Although the Company has obtained favorable payment terms on its trade credit from its vendors, there is no assurance that the Company will be able to obtain such terms in the future.

         The Company may also seek to obtain additional sources of funding, including additional debt or equity financing as the Company continues to grow. There is no assurance that the Company will obtain such additional funds or, that if obtained, such financing will be on terms favorable to the Company.

         Lastly, the Company continues to pursue and develop the opportunities associated with its wholly-owned subsidiary, NetVision.Com Inc., as described in greater detail in the Company's Form 10-KSB for the fiscal year ended December 31, 1998 and Proxy Statement for the1999 Annual Meeting of Stockholders to be held on July 15, 1999.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

o the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;
o the effects of the proposed acquisition of Ameritech by Southwestern Bell Communications;
o changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
o    changes in Ameritech's Distributor Agreement;
o the ability of the Company to collect any and all amounts due and payable from Ameritech, including but not limited to, outstanding and future up front commissions and outstanding and future residual payments;
o fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech objective attainment targets are met;
o    the ability of the Company to obtain  additional  financing  to support its growth;
o changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
o the introduction of competitors into the market including but not limited to competitors with financial and other reserves significantly greater than those of Telecomm;
o the ability of the Company to integrate the operations of recent acquisitions into the Company;
o the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;

o the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;
o    the loss or inability to attract key personnel;
o the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable;
o    and, general economic conditions, and other risk factors discussed herein.

         In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  EXHIBITS

          10.1 Ameritech Authorized Internet Solutions Sales Representative Agreement between the Company and Ameritech dated March 30, 1999

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

Date:      May 17, 1999