Form 10QSB
period 1999-06-30
TELECOMM INDUSTRIES CORP
filed 1999-08-13
CIK 87888

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

{X} Quarterly Report PuRsuant to Section 13 OR 15(d) of the Securities Exchange
    ACT OF 1934

For the quarterly period ended: June 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: common stock, $0.01 par value: (as of August 10, 1999): 12,131,559

         Transitional Small Business Disclosure Format:

         Yes      No  X
            ----    ----




                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX

    PART I-FINANCIAL INFORMATION                                        Page No.

             Item 1.  Consolidated Financial Statements                    3

                       Consolidated Balance Sheets-
                       June 30, 1999 (unaudited) and
                       December 31, 1998 (audited)                         4

                       Consolidated Statements of Operations-
                       three and six months ended June 30, 1999
                       and 1998 (unaudited)                                5

                       Consolidated Statements of Cash Flow-
                       six months ended June 30, 1999 and
                       1998 (unaudited)                                    6

                       Notes to Consolidated Financial Statements          7

             Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9

    PART II-OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                     14

                                     PART I

                              FINANCIAL INFORMATION


 ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


            The Registrant's Consolidated Financial Statements follow this page.

                    Telecomm Industries Corp. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                                                            (Unaudited)
                                                              June 30,      December 31,
                                                                1999            1998
                                                           ------------    ------------
                                ASSETS
Current assets:
Accounts receivable , net                                  $  3,652,308    $  5,041,578
Inventories                                                   2,056,929       1,583,879
Prepaid income taxes                                             45,147          45,147
Prepaid expenses                                                158,939         118,499
Employee advances                                                14,600          67,769
                                                           ------------    ------------
                         Total current assets                 5,927,923       6,856,872
                                                           ------------    ------------


Property and equipment, net                                   1,474,554       1,609,874

Other assets:
Accounts receivable, long-term portion                        4,517,770       4,102,589
Intangibles and other assets, net                             3,560,644       3,670,572
                                                           ------------    ------------
                             Total assets                  $ 15,480,891    $ 16,239,907
                                                           ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash  overdraft                                            $    350,699    $    453,208
Line of credit                                                1,744,745       1,030,377
Current portion of long-term debt                               838,412         733,389
Accounts payable                                                950,875       1,612,261
Accrued payroll and related expenses                            229,612         310,012
Accrued commissions and bonus                                   104,430         631,492
Accrued contractor fees                                          75,857          98,311
Customer deposits                                               593,019         219,841
Deferred income taxes                                           108,594         108,594
Income taxes payable                                            141,107         141,107
Other accrued expenses                                          290,106         615,961
Deferred revenue                                                155,503            --
                                                           ------------    ------------
                      Total current liabilities               5,582,959       5,954,553
                                                           ------------    ------------

Long-term debt, less current portion                          5,593,148       6,066,715
Deferred revenue                                                 24,054           8,961
Deferred income taxes                                           470,109         441,709
                                                           ------------    ------------
                          Total liabilities                  11,670,270      12,471,938
                                                           ------------    ------------

Stockholders' equity:
Common stock $.01 par value:
   authorized 20,000,000 shares: issued 12,650,746
   and outstanding 12,121,559, at June 30, 1999 and
   December 31, 1998                                            126,508         126,508
Additional paid-in capital                                    3,957,172       3,957,172
Treasury stock, 529,187 shares at cost                         (317,512)       (317,512)
Retained earnings                                                44,453           1,801
                                                           ------------    ------------
                      Total stockholders' equity              3,810,621       3,767,969
                                                           ------------    ------------
              Total liabilities and stockholders' equity   $ 15,480,891    $ 16,239,907
                                                           ============    ============


See notes to unaudited consolidated financial statements

                    Telecomm Industries Corp. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
            For the three and six months ended June 30, 1999 and 1998


                                                            Three Months    Three Months    Six Months      Six Months
                                                               Ended            Ended          Ended           Ended
                                                           June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                            ------------    ------------    ------------    ------------

Network service revenue                                     $  2,712,924    $  2,620,708    $  4,969,711    $  5,116,466
Equipment sales and service revenue                            1,920,086       3,829,637       3,474,310       6,557,576
Long distance and other revenue                                   74,269         229,693         188,016         494,133
                                                            ------------    ------------    ------------    ------------
      Net revenues                                             4,707,279       6,680,038       8,632,037      12,168,175
                                                            ------------    ------------    ------------    ------------

Commissions, contractor fees, and related expenses                 3,049          48,660           5,347          85,761
Equipment sales and service costs                              1,691,983       3,244,623       3,330,030       5,514,072
Long distance and other costs                                        275          35,714             906         102,092
                                                            ------------    ------------    ------------    ------------
      Net cost of commissions, contractor fees,
          and related expenses                                 1,695,307       3,328,997       3,336,283       5,701,925
                                                            ------------    ------------    ------------    ------------

Selling, general and administrative expenses                   2,563,324       3,076,734       4,908,055       5,757,696
                                                            ------------    ------------    ------------    ------------

      Operating income                                           448,648         274,307         387,699         708,554

Other income (expense):
   Gain on disposal of assets                                       --               892           2,129           1,642
   Interest expense                                             (166,156)       (132,960)       (318,776)       (203,168)
                                                            ------------    ------------    ------------    ------------
                                                                (166,156)       (132,068)       (316,647)       (201,526)
                                                            ------------    ------------    ------------    ------------

Income from operations before income tax expense                 282,492         142,239          71,052         507,028

Income tax expense                                               113,000          55,814          28,400         201,660
                                                            ------------    ------------    ------------    ------------
                     Net income                             $    169,492    $     86,425    $     42,652    $    305,368
                                                            ============    ============    ============    ============

Net income per common share:
  Basic                                                     $       0.01    $       0.01    $       --      $       0.03
                                                            ============    ============    ============    ============
  Diluted                                                   $       0.01    $       0.01    $       --      $       0.02
                                                            ============    ============    ============    ============

Average number of common shares outstanding:
  Basic                                                       12,121,559      12,091,833      12,121,559      12,091,833
                                                            ============    ============    ============    ============
  Diluted                                                     12,771,559      13,141,833      12,771,559      13,141,833
                                                            ============    ============    ============    ============


See notes to unaudited consolidated financial statements

                    Telecomm Industries Corp. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
                 For the six months ended June 30, 1999 and 1998

                                                               1999           1998
                                                           -----------    -----------
Cash flows from operating activities:
   Net income                                              $    42,652    $   305,368
   Adjustments to reconcile net income to net cash
     provided by (used) in operating activities:
         Depreciation and amortization                         321,979        307,596
         Deferred revenue                                      (82,522)           574
         Deferred income taxes                                  28,400        197,900
         Reserve for bad debt                                   30,000        (17,156)
         (Gain)  on sale of property and equipment              (2,129)         1,642
      Changes in assets and liabilities:
         Accounts receivable - trade                         1,359,270       (647,216)
         Accounts receivable - long term portion              (415,181)    (1,121,229)
         Inventories                                          (473,050)      (729,484)
         Prepaid income taxes                                     --           (3,588)
         Prepaid expenses                                      (40,440)         8,653
         Employee advances                                      53,169         43,785
         Accounts payable - trade                             (661,386)     1,115,248
         Accrued payroll and related expenses                  (80,400)       (88,240)
         Accrued commissions and bonus                        (527,062)      (257,798)
         Accrued contractor fees                               (22,454)       (66,635)
         Customer deposits                                     373,178         57,240
         Income taxes payable                                     --              370
         Other accrued expenses                               (325,855)       (67,954)
         Deferred Revenue                                      253,118           --
                                                           -----------    -----------
            Total adjustments                                 (211,365)    (1,266,292)
                                                           -----------    -----------
            Net cash  (used in) operating activities          (168,713)      (960,924)
                                                           -----------    -----------
      Cash flows from investing activities:
         Purchases of property and equipment                   (76,731)      (284,458)
         Proceeds from sale of property and equipment            2,129           --
         Proceeds from stockholders' receivables                  --           18,878
         Purchase acquisitions, net of cash acquired              --          (10,000)
                                                           -----------    -----------
            Net cash (used in) investing activities            (74,602)      (275,580)
                                                           -----------    -----------
      Cash flows from financing activities:
         Payments on long-term debt                           (368,544)      (230,440)
         Proceeds from issuance of long-term debt                 --        1,019,140
         Net borrowings under line of credit                   714,368        436,316
         Cash Overdraft                                       (102,509)          --
                                                           -----------    -----------
            Net cash  provided by financing activities         243,315      1,225,016
                                                           -----------    -----------
      Net increase in cash                                        --          (11,488)
      Cash and cash equivalents at beginning of period            --           97,779
                                                           -----------    -----------
      Cash and cash equivalents at end of period           $      --      $    86,291
                                                           ===========    ===========

      Supplemental disclosures of cash flow information:
        Cash paid for interest                             $   318,776    $   157,380
                                                           ===========    ===========
        Cash paid for income taxes                         $      --      $     7,500
                                                           ===========    ===========
      Non-cash investing and financing activities:
        Common stock issued for purchase acquisitions      $      --      $   420,000
                                                           ===========    ===========
        Notes issued for purchase acquisitions             $      --      $    20,000
                                                           ===========    ===========

         See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Management Representation - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1998.

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

           Reconciliation of Numerators and Denominators of the Basic
                          and Diluted EPS Computations

                                                          For the three month period ended June 30, 1999
                                                          ----------------------------------------------
                                                               Income        Shares         Per-Share
                                                             (Numerator)  (Denominator)       Amount
                                                             ----------   -------------   -----------
Net Income                                                   $  169,492

Basic EPS:
Income available to common stockholders;

   weighted average common stock outstanding                    169,492      12,121,559   $       .01

Effect of dilutive securities options                                           650,000
                                                             ----------   -------------   -----------
Diluted EPS:
Income available to stockholders of common
     shares and common stock equivalents                     $  169,492      12,771,559   $       .01
                                                             ==========   =============   ===========

                                                          For the three month period ended June 30, 1998
                                                          ----------------------------------------------
                                                               Income        Shares         Per-Share
                                                             (Numerator)  (Denominator)       Amount
                                                             ----------   -------------   -----------
Net income                                                   $   86,425

Basic EPS:
Income available to common stockholders;

     Weighted average common stock outstanding                   86,425      12,091,833   $       .01

Effect of dilutive securities options                                         1,050,000
                                                             ----------   -------------   -----------
Diluted EPS:
Income available to stockholders of common
     shares and common stock equivalents                     $   86,425      13,141,833   $       .01
                                                             ==========   =============   ===========

                                                           For the six month period ended June 30, 1999
                                                          ----------------------------------------------
                                                               Income        Shares         Per-Share
                                                             (Numerator)  (Denominator)       Amount
                                                             ----------   -------------   -----------
Net Income                                                   $   42,652

Basic EPS:
Income available to common stockholders;

     Weighted average common stock outstanding                   42,652      12,121,559   $         -

Effect of dilutive securities options                                           650,000
                                                             ----------   -------------   -----------
Diluted EPS:
Income available to stockholders of common
     shares and common stock equivalents                     $   42,652      12,771,559   $         -
                                                             ==========   =============   ===========

                                                           For the six month period ended June 30, 1998
                                                          ----------------------------------------------
                                                               Income        Shares         Per-Share
                                                             (Numerator)  (Denominator)       Amount
                                                             ----------   -------------   -----------
Net income                                                   $  305,368

Basic EPS:
Income available to common stockholders;

     Weighted average common stock outstanding                  305,368      12,091,833   $       .03

Effect of dilutive securities options                                         1,050,000
                                                             ----------   -------------   -----------
Diluted EPS:
Income available to stockholders of common
     shares and common stock equivalents                     $  305,368      13,141,833   $       .02
                                                             ==========   =============   ===========


3. Subsequent Events - On July 15, 1999 the Shareholders of the Company voted to approve three proposals. The first was an affirmative vote to elect management's slate for the board of directors consisting of James
         M. Lowery, Raymond W. Sheets, Jr., Steven W. Smith, Paul J. Satterthwaite and David L. Gruber. The second affirmative vote ratified the creation of the wholly owned subsidiary, NetVision.Com, Inc. The third voted proposal ratified the creation of the NetVision Stock Option and Award Plan.

         James M. Lowery stepped down as Chief Executive Officer of the Company in order to concentrate his efforts on the strategic direction of the Company, and focus on the same in his role as Chairman, effective July 15, 1999.

         The board of directors named Paul J. Satterthwaite as President and Chief Executive Officer on July 15, 1999. Mr. Satterthwaite previously served the Company as a director, secretary and vice-president, and joined the Company in August 1997 upon the acquisition by the Company of Unitel, Inc.

         Mr. Gruber was named Secretary to the Company on July 15, 1999. Mr. Gruber continues to serve the Company as a public markets and investor relations consultant, as he has since May 1997.

         The board of directors named Nicholas Bacon to the position Vice President and General Counsel on July 15, 1999. Mr. Bacon was also named Assistant Secretary of the Company on the same date. Mr. Bacon has served the Company in his role as General Counsel since March 1, 1998. He is an attorney licensed to practice law in the State of Indiana and has been so admitted since 1993.

         Mark Travi became Vice President and Chief Financial Officer on July 15, 1999. Mr. Travi has been the Company's Chief Financial Officer since joining the Company in July 1998.

4. Reclassification - Certain reclassifications have been made to the1998 consolidated financial statements to conform to the 1999 method of presentation.



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

THREE MONTHS ENDED JUNE 30, 1999 vs. THREE MONTHS ENDED JUNE 30, OF 1998

         The Company's net revenues decreased 30% to $4.7 million for the three months ended June 30, 1999 from $6.7 million in the comparable 1998 period. The decrease can be attributed, in part, by the reorganization of the Sales department and increased competition in the marketplace. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                     Three months ended     Three months ended
                                                     June 30, 1999          June 30, 1998

         Sales of equipment and related services              41%                   57%
         Sales of network services                            57%                   39%
         Long distance and other services                      2%                    4%

         Net revenues from equipment sales and related services decreased 50% to $1.9 million during the three months ended June 30, 1999 from $3.8 million in the three months ended June 30,1998. Of the $1.9 million for the quarter, $1.3 million relates to voice equipment sales and services and $ .6 million relates to data equipment sales and services.

         Net revenues from network services sales increased 4% to $2.7 million in the three months ended June 30, 1999 from $2.6 million in the comparable period for 1998. Of the $2.7 million for the quarter, $.9 million related to voice network services and $1.8 million related to data network and services.

         Net cost of commissions, contractor fees and related expenses decreased $1.6 million to $1.7 million in the three months ended June 30, 1999, a 48% decrease from such expenses of $3.3 million in the comparable period of 1998. The decrease was primarily due to the reduction in equipment sales and related services. As a percentage of net revenues, these expenses decreased to 36% during the three months ended June 30, 1999 from 50% during the comparable period of 1998. This decrease is primarily due to the shift in the allocation of lower margin revenues from equipment sales and related services to high margin network service revenues during the three months ended June 30, 1999.

         Selling, general and administrative expenses ("SG&A") decreased $.5 million to $2.6 million in the three months ended June 30, 1999, a 17% decrease from SG&A expenses of $3.1 million in the comparable 1998 period. As a percentage of net revenues, these expenses increased to 54% during the three months ended June 30,1999, from 46% during the three months ended June 30,1998. This increase is primarily a result of a decline in sales along with the Company's continuing efforts to consolidate and streamline operations.

         In the three months ended June 30, 1999, interest expense increased by $33,200 or 25%, to $166,200 from $133,000 in the comparable 1998 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of equipment sales and long-term receivables.

         Income from operations before income taxes increased by $140,300 to $282,500 in the three months ended June 30, 1999, an increase of 99% from $142,200 in the comparable 1998 period, primarily for the reasons stated above.

         The provision for income taxes increased by $57,200 to $113,000 in the three months ended June 30, 1999, compared to $55,800 in the three months ended June 30,1998, due to increased earnings.

         As a result of the foregoing, the net income for the three months ended June 30, 1999 was $169,500, an increase of 49% from the net income for the three months ended June 30,1998 of $86,400.

         During the end of last year and the beginning of 1999, Telecomm underwent major changes to consolidate and centralize the Company's operations and redefine the information technology and accounting departments that negatively impacted the short-term profitability. Management believes that these changes have enabled the company to effectively manage its corporate infrastructure and introduce new technology to its customer base.


SIX MONTHS ENDED JUNE 30, 1999 vs. SIX MONTHS ENDED JUNE 30, 1998

         The Company's net revenues decreased 30% to $8.6 million for the six months ending June 30, 1999 from $12.2 million in the comparable 1998 period. Net revenues from equipment sales and related services decreased 46% to $3.5 million for the six months ending June 30, 1999 (of which $2.5 million related to voice equipment and $1.0 million related to data network services), from $6.6 million for the six months ended June 30, 1998. Net revenues from network services sales decreased 2% to $5.0 million for the six months ending June 30, 1999 (of which $2.1 million related to voice network services and $2.9 million related to data network and services), from $5.1 million in the comparable period for 1998. The decline in net revenues for the six months ending June 30, 1999 are primarily due to the reorganization of the Sales department and increased competition within the marketplace.

         A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                       Six months ended     Six months ended
                                                       June 30,1999         June 30,1998

         Sales of equipment and related services              40%                  54%
         Sales of network services                            58%                  42%
         Long distance and other services                      2%                   4%

         Net cost of commissions, contractor fees and related expenses decreased $2.4 million to $3.3 million for the six months ended June 30, 1999, a 42% decrease from such expenses of $5.7 million in the comparable period of 1998. The decrease was primarily due to the reduction of equipment sales and service revenues, which require higher labor and equipment costs, in the six months ended June 30, 1999. As a percentage of net revenues, these expenses decreased to 39% during the six months ended June 30, 1999 from 47% during the comparable period of 1998. This decrease is primarily due to increased network service revenues as a percentage of total revenue, which maintain higher margins.

         Selling, general and administrative expenses ("SG&A") decreased $.8 million to $4.9 million for the six months ended June 30, 1999, a 14% decrease from SG&A expenses of $5.7 million in the comparable 1998 period. As a percentage of net revenues, these expenses decreased to 57% during the six months ended June 30, 1999, from 47% during the six months ended June 30, 1998, primarily as a result of decreased sales to support the corporate infrastructure.

         In the six months ended June 30, 1999, interest expense increased by $115,600, or 57%, to $318,800 from $203,200 in the comparable 1998 period, primarily because of increased borrowings by the Company under its line of credit facility to supply additional working capital to support the increase in long term receivables and inventory.

         Income from continuing operations before income taxes decreased by $436,000 to $71,000 for the six months ended June 30, 1999, a decrease of 86% from $507,000 in the comparable 1998 period, primarily for the reasons stated above.

         The provision for income taxes decreased by $173,300 to $28,400 for the six months ended June 30, 1999, compared to $201,700 for the comparable 1998 period, due to decreased earnings.

         As a result of the foregoing, net income for the six months ended June 30, 1999 was $42,700, a decrease of 86%, from the net income for the six months ended June 30, 1998 of $305,400.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the internal growth of long-term network service receivables, voice and data hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

         Net cash used by operating activities was $.2 million for the six months ended June 30, 1999 compared to net cash used in operating activities of $1.0 million for the comparable period in 1998. The change was primarily due to a decrease of $1.4 million in trade accounts receivable in the six months ended June 30, 1999 compared to a $.6 million increase in the comparable 1998 period and a $.5 million increase in inventory for the six months ended June 30, 1999 compared to a $.7 million increase in the comparable 1998 period. Customer deposits increased $.4 million for the six months ended June 30, 1999 compared to a $57,000 increase in the comparable 1998 period. These changes are attributable to the Company's increased emphasis on collection of receivables and strict credit policies.

         The net operating cash provided was offset by decreases in accounts payable of $.7 million, accrued commissions and bonus of $.5 million and other accrued expenses of $.3 million in the six months ended June 30, 1999 as compared to an increase in accounts payable of $1.1 million and a decrease in accrued commissions and bonus of $.3 million for the comparable 1998 period.

         Net cash used in investing activities was $.1 million for the six months ended June 30, 1999 compared to $.3 million for the comparable 1998 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment. This is consistent with 1998, except the company used cash of $10,000 for an acquisition in 1998.

         Net cash provided by financing activities was $.2 million for the six months ended June 30, 1999 compared to net cash provided by financing activities in the amount of $1.2 million in the comparable 1998 period. The cash provided is attributable to the increase in short-term borrowings from the line of credit. In 1998, the net cash provided by financing activities was due to the increase in short-term borrowings and a net increase in long-term debt.

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

         The Company currently maintains an available credit line facility that is subject to certain restrictive and financial covenants. The Company is currently in compliance with those covenants. In addition, the Company may also seek to obtain alternate sources of funding, including additional debt or equity financing as the Company continues to grow. There is no assurance that the Company will obtain such additional funds or, that if obtained, such financing will be on terms favorable to the Company.

         In February 1999, the Company created NetVision.Com, a wholly-owned subsidiary whose primary purpose is to create alliances and consider acquisitions of ISPs. Since its inception, NetVision.Com has executed letters of intent to purchase eleven ISPs and related companies. The Company continues to consider various alternatives to maximize stockholder value created by the Subsidiary.

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

A.       EXHIBITS


         27.          Financial Data Schedule

B.       REPORTS ON FORM 8-K

         Form 8-K filed July 27, 1999








SIGNATURES
----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TELECOMM INDUSTRIES CORP.


                               By:    /s/ Paul J. Satterthwaite
                                     -----------------------------------------
                                     Paul J. Satterthwaite, President and CEO

                               And:  /s/ Mark A. Travi
                                     -----------------------------------------
                                     Mark Travi, Chief Financial and
                                     Accounting Officer


Date:      August 13, 1999