Form 10QSB
period 1999-09-30
TELECOMM INDUSTRIES CORP
filed 1999-11-15
CIK 87888

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

{X} Quarterly Report PuRsuant to Section 13 OR 15(d) of the Securities Exchange ACT OF 1934

For the quarterly period ended: September 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: common stock, $0.01 par value: (as of November 9, 1999): 12,131,559

         Transitional Small Business Disclosure Format:

         Yes      No  X
             ---     ---

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX

    PART I-FINANCIAL INFORMATION                                        Page No.

             Item 1.  Consolidated Financial Statements                    3

                       Consolidated Balance Sheets-
                       September 30, 1999 and December 31, 1998            4

                       Consolidated Statements of Operations-
                       three and nine months ended September 30, 1999
                       and 1998                                            5

                       Consolidated Statements of Cash Flow-
                       nine months ended September 30, 1999 and
                       1998                                                6

                       Notes to Consolidated Financial Statements          7

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       8

    PART II-OTHER INFORMATION

             Item 4.   Submission of Matters to a Vote of Security
                       Holders                                             13

             Item 6.   Exhibits and Reports on Form 8-K                    14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


         The Registrant's Consolidated Financial Statements follow this page.

                    Telecomm Industries Corp. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                                   (Unaudited)
                                                                   September 30,    December 31,
                                                                        1999            1998
                                                                    ------------    ------------
                                ASSETS
Current assets:
Accounts receivable , net                                           $  4,767,591    $  5,041,578
Inventories                                                            1,848,361       1,583,879
Prepaid income taxes                                                      45,147          45,147
Prepaid expenses                                                         417,784         118,499
Employee advances                                                         21,450          67,769
                                                                    ------------    ------------
              Total current assets                                     7,100,333       6,856,872
                                                                    ------------    ------------

Property and equipment, net                                            1,369,496       1,609,874

Other assets:
Accounts receivable, long-term portion                                 4,408,536       4,102,589
Intangibles and other assets, net                                      3,502,896       3,670,572
                                                                    ------------    ------------
                      Total assets                                  $ 16,381,261    $ 16,239,907
                                                                    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft                                                      $    232,961    $    453,208
Line of credit                                                         1,875,376       1,030,377
Current portion of long-term debt                                        829,947         733,389
Accounts payable                                                       1,301,933       1,612,261
Accrued payroll and related expenses                                     352,547         310,012
Accrued commissions and bonus                                            166,180         631,492
Accrued contractor fees                                                    7,138          98,311
Customer deposits                                                        590,401         219,841
Deferred income taxes                                                    108,594         108,594
Income taxes payable                                                     141,107         141,107
Other accrued expenses                                                   403,363         615,961
Deferred revenue                                                         119,971            --
                                                                    ------------    ------------
              Total current liabilities                                6,129,518       5,954,553
                                                                    ------------    ------------

Long-term debt, less current portion                                   5,386,593       6,066,715
Deferred revenue                                                          24,334           8,961
Deferred income taxes                                                    690,409         441,709
                                                                    ------------    ------------
              Total liabilities                                       12,230,854      12,471,938
                                                                    ------------    ------------


Stockholders' equity:
Common stock $.01 par value:
  authorized 20,000,000 shares:
  issued 12,660,746 and 12,650,746;
  outstanding 12,131,559 and 12,121,559
  at September 30, 1999 and
  December 31, 1998, respectively                                        126,608         126,508
Additional paid-in capital                                             3,966,447       3,957,172
Treasury stock, 529,187 shares at cost                                  (317,512)       (317,512)
Retained earnings                                                        374,864           1,801
                                                                    ------------    ------------
              Total stockholders' equity                               4,150,407       3,767,969
                                                                    ------------    ------------
                      Total liabilities and
                        stockholders' equity                        $ 16,381,261    $ 16,239,907
                                                                    ============    ============



See notes to unaudited consolidated financial statements

                    Telecomm Industries Corp. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
         For the three and nine months ended September 30, 1999 and 1998


                                                                    Three Months    Three Months    Nine Months     Nine Months
                                                                       Ended           Ended           Ended           Ended
                                                                    September 30,   September 30,   September 30,   September 30,
                                                                         1999            1998            1999            1998
                                                                    ------------    ------------    ------------    ------------
Network service revenue                                             $  2,160,234    $  2,512,585    $  7,129,945    $  7,629,051
Equipment sales and service revenue                                    3,161,863       3,431,788       6,636,173       9,989,364
Long distance and other revenue                                          142,769         165,823         330,785         659,956
                                                                    ------------    ------------    ------------    ------------
                                                                       5,464,866       6,110,196      14,096,903      18,278,371
                                                                    ------------    ------------    ------------    ------------

Commissions, contractor fees,
  and related expenses                                                     2,779          48,546           8,126         134,307
Equipment sales and service costs                                      2,331,538       2,614,176       5,661,568       8,128,248
Long distance and other costs                                                246           9,181           1,152         111,273
                                                                    ------------    ------------    ------------    ------------
Net cost of commissions, contractor fees,
  and related expenses                                                 2,334,563       2,671,903       5,670,846       8,373,828
                                                                    ------------    ------------    ------------    ------------

Selling, general and administrative expenses                           2,403,121       3,060,688       7,311,176       8,818,384
                                                                    ------------    ------------    ------------    ------------

                 Operating income                                        727,182         377,605       1,114,881       1,086,159

Other income (expense):
   Gain on disposal of assets                                               --             2,280           2,129           3,922
   Interest expense                                                     (176,471)       (166,642)       (495,247)       (369,810)
                                                                    ------------    ------------    ------------    ------------
                                                                        (176,471)       (164,362)       (493,118)       (365,888)
                                                                    ------------    ------------    ------------    ------------

Income from operations before income tax expense                         550,711         213,243         621,763         720,271
Income tax expense                                                       220,300          89,085         248,700         290,745
                                                                    ------------    ------------    ------------    ------------
                    Net income                                      $    330,411    $    124,158    $    373,063    $    429,526
                                                                    ============    ============    ============    ============

Net income per common share:
  Basic                                                             $        .03    $        .01    $        .03    $        .04
                                                                    ============    ============    ============    ============
  Diluted                                                           $        .03    $        .01    $        .03    $        .03
                                                                    ============    ============    ============    ============

Average number of common shares outstanding:

  Basic                                                               12,128,624      12,091,833      12,123,940      12,091,833
                                                                    ============    ============    ============    ============
  Diluted                                                             12,743,624      13,131,833      12,738,940      13,131,833
                                                                    ============    ============    ============    ============

See notes to unaudited consolidated financial statements

                               Telecomm Industries
                              Corp. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
              For the nine months ended September 30, 1999 and 1998


                                                                       1999           1998
                                                                  -----------    -----------
Cash flows from operating activities:
    Net income                                                    $   373,063    $   429,526
    Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                 484,553        456,957
        Deferred revenue                                             (214,232)           574
        Deferred income taxes                                         248,700        283,199
        Reserve for bad debt                                           45,060           --
        (Gain) on sale of property and equipment                       (2,129)        (3,922)
      Changes in assets and liabilities:
        Accounts receivable - trade                                   228,927     (2,102,886)
        Accounts receivable - long-term portion                      (305,947)      (494,452)
        Inventories                                                  (264,482)      (793,119)
        Prepaid income taxes                                             --           (3,588)
        Prepaid expenses                                             (299,285)       (57,386)
        Employee advances                                              46,319         75,948
        Accounts payable - trade                                     (310,328)     1,190,092
        Accrued payroll and related expenses                           42,535        (43,214)
        Accrued commissions and bonus                                (465,312)      (299,123)
        Accrued contractor fees                                       (91,173)       (58,330)
        Customer deposits                                             370,560         54,046
        Income taxes payable                                             --            4,634
        Other accrued expenses                                       (212,598)       206,422
        Deferred revenue                                              349,576           --
                                                                  -----------    -----------
            Total adjustments                                        (349,256)    (1,584,148)
                                                                  -----------    -----------

            Net cash provided by (used in) operating activities        23,807     (1,154,622)
                                                                  -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                               (76,499)      (293,822)
    Proceeds from sale of property and equipment                        2,129          3,922
    Proceeds from stockholders' receivables                              --           48,878
    Purchase acquisitions, net of cash acquired                          --          (10,000)
                                                                  -----------    -----------
            Net cash (used in) investing activities                   (74,370)      (251,022)
                                                                  -----------    -----------

Cash flows from financing activities:
    Payments on long-term debt                                       (583,564)      (315,498)
    Proceeds from issuance of long-term debt                             --        1,150,000
    Net borrowings under line of credit                               844,999        591,468
    Cash overdraft                                                   (220,247)          --
    Proceeds from exercise of stock options                             9,375           --
                                                                  -----------    -----------
            Net cash provided by financing activities                  50,563      1,425,970
                                                                  -----------    -----------

Net increase in cash                                                     --           20,326
Cash and cash equivalents at beginning of period                         --           97,779
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $      --      $   118,105
                                                                  ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                        $   462,254    $   336,447
                                                                  ===========    ===========

    Cash paid for income taxes                                    $      --      $     7,546
                                                                  ===========    ===========

Non-cash investing and financing activities:
    Common stock issued for purchase acquisitions                 $      --      $   420,000
                                                                  ===========    ===========

    Notes issued for purchase acquisitions                        $      --      $    20,000
                                                                  ===========    ===========

See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Management Representation - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1998.

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

                                                   Reconciliation of Numerators and Denominators of the Basic
                                                                 and Diluted EPS Computations

                                                        For the three month period ended September 30, 1999
                                                       -----------------------------------------------------
                                                            Income            Shares           Per-Share
                                                          (Numerator)     (Denominator)         Amount
                                                       ----------------  ---------------  ------------------
         Net Income                                    $       330,411

         Basic EPS:
         Income available to common stockholders;
           weighted average common stock outstanding           330,411       12,128,624   $             .03

         Effect of dilutive securities options                                  615,000
                                                       ----------------  ---------------  ------------------

         Diluted EPS:
         Income available to stockholders of common
           shares and common stock equivalents         $       330,411       12,743,624   $             .03
                                                       ================  ===============  ==================


                                                       For the three month period ended September 30, 1998
                                                       -----------------------------------------------------
                                                            Income            Shares           Per-Share
                                                          (Numerator)     (Denominator)         Amount
                                                       ----------------  ---------------  ------------------
         Net income                                    $       124,158

         Basic EPS:
         Income available to common stockholders;
           weighted average common stock outstanding           124,158       12,091,833   $             .01

         Effect of dilutive securities options                                1,040,000
                                                       ----------------  ---------------  ------------------

         Diluted EPS:
         Income available to stockholders of common
           shares and common stock equivalents         $       124,158       13,131,833   $             .01
                                                       ================  ===============  ==================


                                                       For the nine month period ended September 30, 1999
                                                       ----------------------------------------------------
                                                          Income          Shares            Per-Share
                                                       (Numerator)    (Denominator)           Amount
                                                       -------------  ---------------   -------------------
         Net Income                                    $    373,063

         Basic EPS:
         Income available to common stockholders;
           weighted average common stock outstanding        373,063       12,123,940    $              .03

         Effect of dilutive securities options                               615,000
                                                       -------------  ---------------   -------------------

         Diluted EPS:
         Income available to stockholders of common
           shares and common stock equivalents         $    373,063       12,738,940    $              .03
                                                       =============  ===============   ===================


                                                       For the nine month period ended September 30, 1998
                                                       ----------------------------------------------------
                                                          Income          Shares            Per-Share
                                                       (Numerator)    (Denominator)           Amount
                                                       -------------  ---------------   -------------------
         Net income                                    $    429,526

         Basic EPS:
         Income available to common stockholders;
              Weighted average common stock                 429,526       12,091,833    $              .04
              outstanding

         Effect of dilutive securities options                             1,040,000
                                                       -------------  ---------------   -------------------

         Diluted EPS:
         Income available to stockholders of common
              shares and common stock equivalents      $    429,526       13,131,833    $              .03
                                                       =============  ===============   ===================



3. Reclassification - Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 method of presentation.



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



THREE MONTHS ENDED SEPTEMBER 30, 1999 vs. THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's net revenues decreased 10% to $5.5 million for the three months ended September 30, 1999 from $6.1 million in the comparable 1998 period. The decrease can be attributed, in part, by the reorganization of the Sales department and increased competition in the marketplace.

         A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                     Three months ended         Three months ended
                                                     September 30, 1999         September 30, 1998

         Sales of equipment and related services              58%                       56%
         Sales of network services                            39%                       42%
         Long distance and other services                      3%                        2%

         Net revenues from equipment sales and related services decreased 6% to $ 3.2 million during the three months ended September 30, 1999 from $3.4 million in the three months ended September 30, 1998. Of the $3.2 million for the quarter, $2.2 million relates to voice equipment sales and services and $ 1.0 million relates to data equipment sales and services.

         Net revenues from network services sales decreased 12% to $2.2 million in the three months ended September 30, 1999 from $2.5 million in the comparable period for 1998. Of the $2.2 million for the quarter, $1.0 million related to voice network services and $1.2 million related to data network and services.

         Net cost of commissions, contractor fees and related expenses decreased $.4 million to $2.3 million in the three months ended September 30, 1999, a 15% decrease from such expenses of $2.7 million in the comparable period of 1998. The decrease was primarily due to the reduction in equipment sales and related services. As a percentage of net revenues, these expenses decreased to 42% during the three months ended September 30, 1999 from 44% during the comparable period of 1998. This decrease is primarily due to the Company's focus on higher margins on equipment sales and related services during the three months ended September 30, 1999.

         Selling, general and administrative expenses ("SG&A") decreased $.7 million to $2.4 million in the three months ended September 30, 1999, a 23% decrease from SG&A expenses of $3.1 million in the comparable 1998 period. As a percentage of net revenues, these expenses decreased to 44% during the three months ended September 30, 1999, from 51% during the three months ended September 30, 1998. This decrease is primarily a result of the decline in sales along with the Company's continuing efforts to consolidate and streamline operations.

         In the three months ended September 30, 1999, interest expense increased by $9,900 or 6%, to $176,500 from $166,600 in the comparable 1998 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of equipment sales and long-term receivables.

         Income from operations before income taxes increased by $337,500 to $550,700 in the three months ended September 30, 1999, an increase of 158% from $213,200 in the comparable 1998 period, primarily for the reasons stated above.

         The provision for income taxes increased by $131,200 to $220,300 in the three months ended September 30, 1999, compared to $89,100 in the three months ended September 30, 1998, due to increased earnings.

         As a result of the foregoing, the net income for the three months ended September 30, 1999 was $330,400, an increase of 166% from the net income for the three months ended September 30, 1998 of $124,200.


NINE MONTHS ENDED SEPTEMBER 30, 1999 vs. NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's net revenues decreased 23% to $14.1 million for the nine months ending September 30, 1999 from $18.3 million in the comparable 1998 period. Net revenues from equipment sales and related services decreased 34% to $6.6 million for the nine months ending September 30, 1999 (of which $4.9 million related to voice equipment and $1.7 million related to data equipment sales and services), from $10.0 million for the nine months ended September 30, 1998. Net revenues from network services sales decreased 7% to $7.1 million for the nine months ending September 30, 1999 (of which $2.8 million related to voice network services and $4.3 million related to data network services), from $7.6 million in the comparable period for 1998. The decline in net revenues for the nine months ending September 30, 1999 is primarily due to the reorganization of the Sales department and increased competition within the marketplace.

         A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                     Nine months ended        Nine months ended
                                                     September 30,1999        September 30,1998

         Sales of equipment and related services              47%                       55%
         Sales of network services                            51%                       43%
         Long distance and other services                      2%                        2%

         Net cost of commissions, contractor fees and related expenses decreased $2.7 million to $5.7 million for the nine months ended September 30, 1999, a 32% decrease from such expenses of $8.4 million in the comparable period of 1998. The decrease was primarily due to the reduction of equipment sales and service revenues, which require higher labor and equipment costs, in the nine months ended September 30, 1999. As a percentage of net revenues, these expenses decreased to 40% during the nine months ended September 30, 1999 from 46% during the comparable period of 1998. This decrease is primarily due to increased network service revenues as a percentage of total revenue, which maintain higher margins.

         Selling, general and administrative expenses ("SG&A") decreased $1.5 million to $7.3 million for the nine months ended September 30, 1999, a 17% decrease from SG&A expenses of $8.8 million in the comparable 1998 period. As a percentage of net revenues, these expenses increased to 52% during the nine months ended September 30, 1999, from 48% during the nine months ended September 30, 1998, primarily as a result of decreased sales to support the corporate infrastructure. As a percentage of gross margin, these expenses decreased to 87% during the nine months ended September 30, 1999, from 89% during the nine months ended September 30, 1998.

         In the nine months ended September 30, 1999, interest expense increased by $125,400, or 34%, to $495,200 from $369,800 in the comparable 1998 period, primarily due to increased borrowings by the Company under its line of credit facility to supply additional working capital to support the increase in long term receivables and inventory.

         Income from continuing operations before income taxes decreased by $98,500 to $621,800 for the nine months ended September 30, 1999, a decrease of 14% from $720,300 in the comparable 1998 period, primarily for the reasons stated above.

         The provision for income taxes decreased by $42,000 to $248,700 for the nine months ended September 30, 1999, compared to $290,700 for the comparable 1998 period, due to decreased earnings.

         As a result of the foregoing, net income for the nine months ended September 30, 1999 was $373,100, a decrease of 13%, from the net income for the nine months ended September 30, 1998 of $429,500.

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

         Net cash provided by operating activities was $23,800 for the nine months ended September 30, 1999 compared to net cash used in operating activities of $1.2 million for the comparable period in 1998. The change was primarily due to a decrease of $.2 million in trade accounts receivable in the nine months ended September 30, 1999 compared to a $2.1 million increase in the comparable 1998 period and a $.3 million increase in inventory for the nine months ended September 30, 1999 compared to a $.8 million increase in the comparable 1998 period. Customer deposits increased $.4 million for the nine months ended September 30, 1999 compared to a $54,000 increase in the comparable 1998 period. These changes are attributable to the Company's increased emphasis on collection of receivables and strict credit policies.

         The net operating cash provided was offset by decreases in accounts payable of $.3 million, accrued commissions and bonus of $.5 million and other accrued expenses of $.2 million in the nine months ended September 30, 1999 as compared to an increase in accounts payable of $1.2 million, an increase of $.2 million in other accrued expenses and a decrease in accrued commissions and bonus of $.3 million for the comparable 1998 period.

         Net cash used in investing activities was $.1 million for the nine months ended September 30, 1999 compared to $.3 million for the comparable 1998 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment. This is consistent with 1998, except the company used cash of $10,000 for an acquisition in 1998.

         Net cash provided by financing activities was $51,000 for the nine months ended September 30, 1999 compared to net cash provided by financing activities in the amount of $1.4 million in the comparable 1998 period. The cash provided is attributable to the increase in short-term borrowings from the line of credit. In 1998, the net cash provided by financing activities was due to the increase in short-term borrowings and a net increase in long-term debt.

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

         In February 1999, the Company created NetVision.Com, a wholly-owned subsidiary whose primary purpose is to create alliances and consider acquisitions of ISPs. Since its inception, NetVision.Com has executed letters of intent to purchase eleven ISPs and related companies. On August 16, 1999 the Company entered into a definitive agreement with Aye.net, LLC, an Indiana Limited Liability Company that currently provides Internet service to approximately 2,300 subscribers. On August 18, 1999 the Company entered into a definitive agreement with Blue River Networking Services, Inc., an Indiana Corporation that currently provides Internet service to approximately 2,000 subscribers. Both agreements set forth a proposed merger between the acquisition target and NetVision.Com.

         The Company continues to pursue and develop the opportunities associated with NetVision.Com Inc., as described in greater detail in the Company's Form 10-KSB for the fiscal year ended December 31, 1998 and Proxy Statement for the 1999 Annual Meeting of Stockholders that was held on July 15, 1999.The Company continues to consider various alternatives to maximize stockholder value created by the Subsidiary.

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

o    the  effects  of  the  acquisition  of  Ameritech  by   Southwestern   Bell
     Communications;
o changes in Ameritech's commission payment plan and its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
o    changes in Ameritech's Distributor Agreement;
o the ability of the Company to collect any and all amounts due and payable from Ameritech, including but not limited to, outstanding and future up front commissions and outstanding and future residual payments;
o fluctuations in quarterly revenues and earnings of the Company depending on when Ameritech objective attainment targets are met;
o    the ability of the Company to obtain  additional  financing  to support its growth;
o changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
o the introduction of competitors into the market including but not limited to competitors with financial and other reserves significantly greater than those of Telecomm;
o the ability of the Company to integrate the operations of recent acquisitions into the Company;
o the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;
o the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;
o    the loss or inability to attract key personnel;
o the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable;
o    and, general economic conditions, and other risk factors discussed herein.

         In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.



                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Stockholders of the Company was held on July 15, 1999.

1. The stockholders voted to elect five Class I Directors to serve for a one-year term expiring at the Annual Meeting of Stockholders in 2000, with the following vote:

         Name                               For         Abstain
         ----                              ----         -------
         James M. Lowery                7,721,699      1,973,430
         Raymond W. Sheets, Jr.         9,035,934        659,195
         Steven W. Smith                9,036,934        658,195
         Paul Satterthwaite             9,015,534        679,595
         David L. Gruber                8,877,198        817,931


2. The Stockholders also voted to ratify the creation of the wholly-owned subsidiary NetVision.Com Inc., with the following vote:

                                                     Authority
         For               Against       Abstain      Withheld
         ---               -------       -------      --------
         5,845,620         409,121       307,975     3,132,413

3. The Stockholders also voted to ratify the creation of the NetVision.Com Inc. 1999 Stock Option and Award Plan, with the following vote:

                                                     Authority
         For               Against       Abstain      Withheld
         ---               -------       -------      --------

         5,673,956         431,555        424,576    3,165,042

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         27.  Financial Data Schedule

B.       REPORTS ON FORM 8-K

         Form 8-K filed July 27, 1999

SIGNATURES
----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TELECOMM INDUSTRIES CORP.


                                             By:   /s/ Paul J. Satterthwaite
                                                  ----------------------------
                                                  Paul J. Satterthwaite,
                                                  President and CEO

                                             And: /s/  Mark A. Travi
                                                  ----------------------------
                                                  Mark Travi,
                                                  Chief Financial and
                                                  Accounting Officer


Date:      November 15, 1999