Form 10KSB
period 1999-12-31
TELECOMM INDUSTRIES CORP
filed 2000-03-30
CIK 87888

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-KSB

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1999

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

         State issuer's revenues for its most recent fiscal year.  $19,379,497

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

Common Stock, $0.01 par value: $ 8,783,299   (as of March 28, 2000)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.01 par value: 12,171,559 (as of March 28, 2000)

         Transitional Small Business Disclosure Format (check one): Yes   No X .
                                                                       --   --

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX

Item 1.       Description of Business...........................................................3

Item 2.       Description of Property...........................................................9

Item 3.       Legal Proceedings.................................................................9

Item 4.       Submission of Matters to a Vote of Security Holders...............................9

Item 5.       Market for Common Equity and Related Stockholder Matters..........................10

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

Item 10.      Executive Compensation............................................................17

Item 11.      Security Ownership of Certain Beneficial Owners and Management....................17

Item 12.      Certain Relationships and Related Transactions....................................17

Item 13.      Exhibits and Reports on Form 8-K..................................................18

                                     PART I

DESCRIPTION OF BUSINESS

The Company

          Telecomm Industries Corp. ("Telecomm" or the "Company"), a Delaware corporation, is among the nation's largest Regional Bell Operating Company ("RBOC") distributors. As an RBOC distributor, Telecomm sells voice, data, video and telephone information network solutions to business customers throughout its five-state region. SBC Global Services, Inc. (SBC), formerly Ameritech Information Systems, Inc. (Ameritech) and BellSouth Telecommunications, Inc. (BellSouth) are Telecomm's primary RBOC partners. The voice services offered by these RBOCs include Centrex, Centrex-ISDN, Multiserve, Intra-LATA usage plans and audio-conferencing. Data services include DS0, DS1, DS3, DSL, Synchronet, Frame Relay, Sonet, ATM, ISDN and ISDN Prime.

         In addition, Telecomm also represents numerous manufacturers of voice and data equipment. Telecomm markets, installs and maintains telecommunications equipment manufactured by such globally recognized companies, such as Nortel (Northern Telecom), Lucent, Toshiba, NEC, and Comdial.

         Companies who purchase data equipment from a manufacturer, add value to the equipment through technical expertise and additional software, and then resell these solutions to their customers, are called Value Added Resellers ("VARs"). Telecomm's value added services include network consultation, design, installation, maintenance and product repair of various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco, and Citrix. These manufacturers are generally recognized throughout the industry for providing high quality technology and innovative software.

         Also, through its recently developed subsidiary, NetVision.Com Inc., Telecomm operates a full service Internet Service Provider in the greater Louisville Metropolitan area. NetVision focuses upon business-to-business applications such as web design and development. NetVision's ability to provide dedicated high-speed Internet access to its customers is a strategic fit with Telecomm's ability to provide the necessary circuit and equipment applications.

         Telecomm  operates sales offices in Chicago and  Naperville,  Illinois;
Indianapolis,   Evansville,  Schererville,  South  Bend,  and  Muncie,  Indiana;
Cleveland, Columbus, Dayton and Brooklyn Heights, Ohio; Green Bay, and Appleton Wisconsin; and Louisville, Kentucky. Telecomm's customers can be found in virtually all industries, particularly mid-size business enterprises, state and municipal governments, financial institutions, manufacturing companies and public school systems. Telecomm's customers' systems range in size from 2 to 7,600 telephone lines and in sophistication from basic telephone operations to extensive communications networks that include voice messaging, automatic call distribution and multi-location networks. The Company also services customers with advanced data networks.

         Telecomm, which is located at 1743 Quincy Avenue, Naperville, Illinois 60540 (telephone number 630-369-7111), was originally incorporated in 1967 as Scotco Data Leasing Incorporated, and from 1984 to October 18, 1993 was inactive and had no operations. To streamline the Company's operations, the Company's wholly-owned subsidiaries, Authorized Network Distributors, Inc. ("AND") and Centel Corporation ("Teleco") were merged with and into the Company on November 11, 1997. Today, Telecomm has two subsidiaries, Teleco Acquisition Corp. ("TAC") which was formed to acquire Unitel, Inc. ("Unitel") in August 1997, and NetVision.Com Inc. ("NetVision.Com"), a majority owned and controlled Internet Service Provider operating in and around Louisville, Kentucky.

Acquisition Strategy

          The Company's acquisition strategy calls for the identification of acquisition targets that meet certain criteria. The Company will pursue and negotiate with candidates that operate as interconnect service providers and or network service providers in the SBC/Ameritech States: Indiana, Illinois, Ohio, Michigan and Wisconsin, and the nine BellSouth States: Kentucky, North and South Carolina, Georgia, Tennessee, Alabama, Florida, Louisiana and Mississippi. Telecomm will seek acquisition candidates that would be immediately accretive to earnings per share, have a strong management team in place that is compatible with the Company's management and have a satisfied customer base.

         The Company made three acquisitions in 1997. Telecomm acquired Long-Tell Communications, Inc. ("Long-Tell"), a distributor of long distance telephone services by merger on January 2, 1997. On January 4, 1997, Telecomm acquired Northeastern Communications Services, Inc., ("NCS"). NCS operated as an Ameritech authorized distributor of voice and usage services, and as an NEC distributor for PBX and Key telephone systems. NCS was headquartered in Green Bay, Wisconsin and had offices throughout the state. Unitel, with seven offices throughout Indiana and Kentucky, had operated as a computer and telecommunications integrator and a distributor of Ameritech and BellSouth services. The purchase was effective August 12, 1997. TAC has continued to use the acquired assets in the same manner as they were used by Unitel prior to the purchase.

         On February 20, 1998, Telecomm acquired Division-Tel Communications Group, Inc. ("Division-Tel") which was one of Ameritech's fastest growing distributors in Southern Indiana. Telecomm continues to use the Division-Tel assets in substantially the same manner as they were used prior to the acquisition.

         In late 1998, the Company was approached by one of its customers, an Internet Service Provider (ISP). The customer had been utilizing the Company to design and procure its access services and Internet backbone services. The customer recognized that the Company provided virtually all of the equipment and network services necessary to conduct its Internet business and expressed a desire to form a strategic alliance with the Company.

         After analyzing the ISP Business thoroughly, the Company decided in early 1999 to create a subsidiary, NetVision.Com, whose primary purpose was to create strategic alliances and consider acquisitions of ISP's and Internet related companies. The acquisition team determined that consolidation of the highly fragmented ISP industry in any marketplace would yield significant operating savings by combining the network access, billing and customer service functions into a single operation. The Company determined that concentration on the business to business aspect of the ISP's operation was the most logical approach. Not only is the competition much stronger in the residential consumer marketplace, but that portion of the business is more vulnerable to other competitive access methods. Since the residential consumers are more cost sensitive, they are more likely to switch from provider to provider as the price of connection becomes less and less expensive. The Company is now well positioned to capitalize upon the rapidly expanding business to business ISP applications.

          The first acquisition made by NetVision.Com with this criteria was on November 15, 1999 when the Company's subsidiary merged with Aye.Net, LLC. ("Aye.Net") Located in Jeffersonville, Indiana, Aye.Net provides a substantial foundation and presence in the greater Louisville, Kentucky, market.

Sales and Marketing

           Telecomm presently employs 48 sales professionals. Sales Managers, who report to two Regional Sales Directors, manage and develop Telecomm's sales force. Based upon their experience level, each sales person is assigned a monthly margin objective, which triggers eligibility for commissions and incentive bonuses. Additionally, the Company partners with third party firms and consultants to supplement their product lines with voice and data applications provided by Telecomm through Ameritech. The success of Telecomm's sales force has enabled its product marketing department to negotiate volume discounts and other advantageous terms that significantly enhance the Company's products and services.

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

          Management believes that substantial opportunities will continue to arise to increase value for stockholders by expanding Telecomm's business. Technological advances consistently provide new services for the company to sell to its existing customer base. The existing relationship with these customers offers a distinct advantage to the Company over its competition. The Company anticipates that as local telephone service becomes more competitive under the provisions of the Act, the RBOCs, and consequently the Company, will face more competition in the provisioning of these services.

Employees

         As of December 31, 1999, Telecomm and its subsidiary employed 184 persons, compared to 200 at December 31, 1998. Of these employees, 178 are employed on a full time basis and 6 are employed on a part time basis. The Company continues to increase the size of its sales force while reducing its proportionate share of overhead.

Executive Officers.

         The current officers of Telecomm are listed below. Each has been duly appointed to serve in the capacity set forth opposite their respective names.

                                   Date Service
     Name                  Age      Commenced       Positions With Registrant
-----------------------   -----   -------------      ---------------------------

Paul J. Satterthwaite       45     August, 1997     Director, President and
                                                    Chief Executive Officer

Mark Travi                  34       July, 1998     Vice-President and CFO


Nicholas Bacon              33      March, 1998     Vice-President and General
                                                    Counsel


         PAUL SATTERTHWAITE. Mr. Satterthwaite has served as Director and as President/CEO of the Company since July 14, 1999. Prior to that appointment, Mr. Satterthwaite served the Company as its Vice-President of Mergers and Acquisitions since August 1997. For more than seven years prior to that time, he served as President and Chief Executive Officer of Unitel.

         On July 2, 1997, while Paul J. Satterthwaite was an officer of Unitel, prior to its acquisition by Telecomm, an involuntary petition was filed under Chapter 7 of the Bankruptcy Code against Unitel. The petition was dismissed on July 29, 1997 after a settlement was reached with Unitel's creditors.

         MARK TRAVI. Mr. Travi became an officer of the company in the role as Vice President and Chief Financial Officer on November 15, 1999. Prior to that time, Mr. Travi served as the Chief Financial Officer of the Company since July 1998. Before joining Telecomm, Mr. Travi was the former Chief Financial Officer of the recruitment division of TMP Worldwide. ("TMP") Prior to TMP, he spent 7 years in public accounting.

         NICHOLAS BACON. Mr. Bacon became an officer of the company in the role as Vice President and General Counsel on November 15, 1999. Prior to that time, Mr. Bacon served as General Counsel to the Company since March 1998. Before joining Telecomm, Mr. Bacon practiced law in and around Indianapolis, Indiana following his admittance to the Indiana bar in 1993.

Description of Property.

         Telecomm's principal offices are located in approximately 1,650 square feet of a one-story brick building located in Naperville, Illinois at a cost of approximately $5,000 per month; approximately 15,000 square feet of a two-story brick building in Indianapolis, Indiana for a cost of approximately $15,000 per month; and approximately 5,000 square feet of a one-story brick building located in Mentor, Ohio at a cost of approximately $2,800 per month. The Naperville facility is leased through October 2002, the Indianapolis facility is leased through May 2005 and the Mentor facility is leased through November 2003. The Mentor, Ohio facility is leased from an affiliate of the Company. The Evansville, Indiana facility is also leased from an affiliate of the Company.

         Telecomm also has sales offices in several Illinois, Kentucky, Indiana, Wisconsin and Ohio cities. Such offices are leased on a short-term basis not exceeding five years.

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

                              Representative Prices
                              ---------------------

Calendar Quarter                 High/Ask                  Low/Bid
----------------                 --------                  -------

First quarter 1998                  1-9/16                  1-3/32
Second quarter 1998                 1-9/16                     7/8
Third quarter 1998                  1-5/16                   13/16
Fourth quarter 1998                  27/32                    7/16
First quarter 1999                   1-5/8                     3/8
Second quarter 1999                  1-1/8                     1/2
Third quarter 1999                   2-1/8                     1/2
Fourth quarter 1999                 1-9/32                   13/32



Holders

         The approximate number of holders of Telecomm's Common Stock as of December 31, 1999 was 415.

Unregistered Stock Issuances

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

          In April 1998, Telecomm granted 300,000 options to purchase shares of common stock for prices ranging from $3.00 to $10.00 to David Gruber in consideration for the surrender of previously granted options for consulting services (the "Options"). The options expired on April 30, 1999.

         Each of the above described issuances were exempt under Section 4(2) of the Act.

Dividends

         Telecomm has not declared any cash dividends to date. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future dividends will depend on earnings, capital requirements and the financial condition of the Company, and on such other factors the Company's Board of Directors may consider relevant.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Telecomm is one of the nation's largest RBOC distributors. The Company sells voice, data, video and telephone information network solutions to business customers throughout its five-state region. Ameritech and BellSouth are Telecomm's primary RBOC partners. In addition, Telecomm represents numerous manufacturers of voice and data equipment by marketing, installing and maintaining their telecommunications equipment. Telecomm also operates as a value added reseller ("VAR") of data equipment. By definition, a VAR is a company that purchases data equipment from a manufacturer, adds value to the equipment through technical expertise and additional software, and then resells these solutions to their customers.

         Telecomm's value added services include network consultation, design, installation, maintenance and product repair of various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco, and Citrix. These manufacturers are generally recognized throughout the industry for providing high quality technology and innovative software.

            Telecomm operates a full service Internet Service Provider through its Delaware subsidiary, NetVision.Com Inc. in the greater Louisville metropolitan area. NetVision focuses on high-speed Internet access and business-to-business applications such as web design and development under the DigiCove brand name. Additionally, NetVision's ability to provide dedicated high-speed Internet access to its customers fits strategically with Telecomm's ability to provide the necessary circuits and equipment. Currently, NetVision has a Point of Presence (POP) in Louisville, Kentucky; Jeffersonville, Indiana; Columbus, Indiana; New Albany, Indiana; and Bloomington, Indiana. An Indianapolis Point of Presence should be established early in the 2nd quarter of 2000. While the Company is still evaluating a number of opportunities surrounding NetVision, immediate plans involve continued expansion into the existing Telecomm region.

          In 1998, under Ameritech's distributor program, significant bonuses were awarded to the Company for each commission dollar earned over a certain threshold. Once the threshold was reached, revenues derived from Ameritech sales increased at a greater rate than prior to the Company's obtaining the target.

            On December 31, 1998, the Company entered into a new agreement with Ameritech which superseded the previous contract. Compensation to the distributor under this agreement is based upon a "tier status" of the voice and data products within the Ameritech distributor program. Based upon the tier status, a distributor can be paid a commission ranging from 75% to 150% of the base commission rate. This new agreement significantly increased the Company's compensation for many of the data products sold and also increased the percentage of compensation received at the time of installation. In addition, Ameritech has simplified its payment approach by using standard flat rates on voice and usage products.

          Ameritech's compensation payments consists of 60% of the Company's earned commissions after the service is installed, and the remaining 40% (residual) over the life of the contract which varies from 36 to 84 months. The percentage of the upfront payment is increased depending on the tier status in a particular region. The residual payment adversely affects the Company's working capital and cash flow.

         Telecomm derives revenues primarily from RBOC commissions. The diversification process is ongoing. The Company continues to provide communication solutions to the customer by selling Ameritech products and services along with voice and data equipment. The Company is currently focusing on increasing equipment sales in the year 2000. Management believes that this diversification will enable Telecomm to regain its growth and maintain its relationship with Ameritech while significantly reducing its reliance on Ameritech.

Year 2000 Technology

         Telecomm incurred no material costs and made no material expenditures to modify its computer information systems in anticipation of the proper processing of transactions relating to the year 2000 and beyond. The Company experienced no materially significant problems as a result of the change of the Millennium, but continues to monitor the systems for any delayed effect.

1999 vs. 1998

         The Company's net revenues decreased 19% to $19.4 million for the year ended 1999 from $24.0 million in the comparable 1998 period. The decrease is attributable to a $4.4 million decline in equipment sales and service revenues and a $.2 million decrease in network service revenue. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                       Year ended    Year ended
                                                          1999          1998

         Sales of equipment and service revenue            46%           55%
         Sales of network services                         51%           43%
         Long distance and other services                   3%            2%

         Net revenues from equipment sales and service decreased 33% to $8.8 million for the year ended 1999 from $13.2 million for the year ended 1998. Of the $8.8 million, $7.3 million relates to voice equipment sales and services and $1.5 million relates to data equipment sales and services. The decrease in data equipment sales was primarily due to equipment sold by Telecomm through Ameritech for base commission and the increase in market competition from such vendors as Cisco.

          Net revenues from network services sales decreased 2% to $10.0 million for the year ended 1999 from $10.2 million in the comparable period for 1998. Of the $10.0 million, $4.0 million relates to voice network services and $6.0 million relates to data network and services. The decrease is primarily due to the migration to data network sales which are more profitable under the Ameritech Distributor Agreement.

         Net cost of commissions, contractor fees and related expenses decreased $3.9 million to $7.8 million for the year ended 1999, a 33% decrease from said expenses of $11.7 million in the comparable period of 1998. The decrease was primarily due to decreased costs of labor and equipment to support equipment sales generated in the year ended 1999. As a percentage of net revenues, these expenses decreased to 40% during the year ended 1999 from 49% during the comparable 1998 period. This decrease is primarily due to costs associated with the Company's decrease in equipment sales.

         Cost of equipment sales and service as a percentage of related net revenues remained unchanged at 87% during the year ended 1999 from the comparable 1998 period while the cost of network revenues as a percentage of network revenues remained virtually unchanged at 1% compared to 2% for the year ended 1998.

         Selling, general and administrative expenses ("SG&A") decreased $3.3 million to $10.2 million for the year ended 1999, a 24% decrease from SG&A expenses of $13.5 million in the comparable 1998 period. As a percentage of net revenues, these expenses decreased to 52% for the year ended 1999 from 56% in the comparable 1998 period. The decrease is due to shortfall on sales and an emphasis on cost containment within the sales organization.

         Interest expense increased by $.2 million, or 29%, to $.7 million from $.5 million in the comparable 1998 period. The increase in interest expense was primarily a result of increased borrowings under the Company's credit facility in order to support the working capital needs of increased long-term receivables.

         Income from operations before income taxes increased by $2.7 million to $ .7 million for the year ended 1999, an increase of 135% from $(2.0) million in the comparable 1998 period. This increase is due to several contributing factors. Borrowing increased to meet the working capital needs to fund the internal growth of Ameritech network sales. Consolidation and restructuring expenses, incurred in 1998 to improve and enhance data integrity and operating efficiency, were effective in contributing to enhanced profitability. Inventory and intangible assets, that were obsolete or no longer considered part of the core business and written down to fair market value in 1998, had no effect on 1999 results. Acquisition related receivables that were deemed uncollectable and were written-off in 1998 had no effect in 1999. In addition, reserves for trade or uncollectable Ameritech receivables, recorded in 1998, were settled and resolved in 1999.

         The provision for income taxes increased by $.8 million to $.2 million for the year ended 1999, compared to $ (.6) million for the comparable 1998 period, due to increased earnings.

         As a result of the foregoing, net income for the year ended 1999 was $.5 million, an increase of 133%, compared to the net loss for the year ended 1998 of $ (1.5) million.

         In 1999 Telecomm focused on increasing and developing the sales department for the year 2000. Management believes that while these changes have negatively impacted the profitability for 1999, the Company will be better positioned to achieve growth and enhanced profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the growth of long-term network service receivables, voice and data hardware sales, the infrastructure to support and monitor the increased sales volume, and new acquisitions.

         Net cash provided by operating activities was $.4 million for the year ended 1999 compared to net cash used in operating activities of $ (2.8) million for the comparable period in 1998. The change was primarily due to an increase of $.4 million in trade accounts receivable for the year ended 1999 compared to a $3.5 million increase in the comparable 1998 period. This change is attributable to the Company's increased emphasis on resolving and collecting the Ameritech and other trade receivables.

          Net cash used in investing activities was $.2 million for the year ended 1999 compared to $.4 million for the comparable 1998 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment of $.1 million, virtually unchanged from the comparable period in 1998, and $.1 million for acquisitions. This was comparable to 1998 except the company used cash of $10,000 for an acquisition in 1998 compared to $.1 million for the acquisition in 1999.

         Net cash used in financing activities was $.1 million for the year ended 1999 compared to $3.1 million provided by financing activities in the comparable 1998 period. The cash used was primarily attributable to a net decrease resulting from cash overdrafts of $.1 million in 1999. In 1998, cash provided by financing activities consisted primarily of $3.0 million of increased borrowings of long-term debt.

         Ameritech's compensation payments consists of 60% (upfront) of the Company's earned commissions after the service is installed, and the remaining 40% (residual) over the life of the contract which varies from 36 to 84 months. This residual payment structure adversely affects the Company's working capital and cash flow.

           The 1999 Ameritech agreement simplified its payment approach using standard flat rates on voice and usage products which enhanced working capital by reducing the delay in collection. The growing annuity stream of the Ameritech long-term receivables should begin to help offset this situation in future years, however, management believes cash flow will continue to be affected as long as the existing Ameritech commission structure remains as indicated above.

         On November 5, 1998, the Company entered into a financing relationship with Merrill Lynch Business Financial Services Inc. ("MLBFS"). The structure of the financing consists of three facilities. The first facility is a term note of $5,441,179 collateralized by substantially all assets of the Company. Proceeds were used to retire the debt from First Merit. The term note which commenced on March 1, 1999, bears interest at an annualized rate of 2.4% above the 30 day commercial paper rate (8.0% effective rate as of December 31, 1999) and is payable in 60 monthly installments with a balloon payment due February 1, 2004.

         The second facility is a working capital line of credit in the amount of $4,000,000. The amount of availability on the line is dependent upon a borrowing formula based on sales and inventory. Interest is due monthly at an annualized rate of 2.4% above the 30 day commercial rate (8.0% effective rate as of December 31, 1999). The line of credit is renewable on September 30, 2000.

         The third facility was a $3,800,000 revolving credit line to be used exclusively for specific planned acquisitions. This unused facility expired on September 30, 1999.

           As of December 31, 1999, the Company was not in compliance with the established loan covenants for the facilities provided by Merrill Lynch Business Financial Services. The two covenants involve Minimum Net Cash Flow and Total Liabilities to EBITDA. These covenants were set based upon the use of the revolving credit line of $3,800,000 to complete three acquisitions. Merrill Lynch waived these covenants for the period ending December 31, 1999.

         Because of the Company's renewed emphasis on equipment sales and related services, an increase in inventory and trade credit is expected. Trade credit arises from the willingness of the Company's creditors to grant payment terms for inventory purchases. Although the Company has obtained favorable payment terms on its trade credit from its vendors, there is no assurance that the Company will be able to obtain such terms in the future.

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

Forward-Looking Statements

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

- the dependence of the Company on one principal supplier, Ameritech, for a significant portion of its revenues;
-        the effects of the recently completed acquisition  of Ameritech by SBC;
- changes in Ameritech's commission payment plan and/or its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
-        changes in Ameritech's Distributor Agreement;
- the ability of the Company to obtain additional financing to support its growth;
- changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
- the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;
- the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;
- the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;
-        the loss or inability to attract key personnel;
- the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable; and
-        general economic conditions, and other risk factors discussed herein.
- Ability of the Company to sustain sufficient cash flow to meet operating needs.
- Ability of the Company to meet loan covenants or obtain additional waivers from Lender.

         In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

Financial Statements

         Telecomm's Reports of Independent Accountants and Financial Statements follow this page.

Item 7.  Financial Statements

                                                                          Page
                                                                          ----

Report of Independent Accountants                                          F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998               F-2

Consolidated Statements of Operations for the years ended
December 31, 1999 and 1998                                                 F-3

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1999 and 1998                          F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999 and 1998                                              F-5

Notes to Financial Statements                                       F-6 - F-18

Schedule II - Valuation and Qualifying Accounts
   for the years ended December 31, 1999 and 1998                         F-19



                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and   Control  Persons;
         Compliance With Section 16(a) of the Exchange Act.

         For information with respect to the executive officers of the Registrant, see "The Company -- Executive Officers" in Part I of this Form 10-KSB. Telecomm will file with the Securities and Exchange Commission a definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended December 31, 1999 (the "Proxy Statement"). The information with respect to the Directors of Telecomm required by this Item is hereby incorporated by reference to the Proxy Statement.

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

Item 13. Exhibits and Reports on Form 8-K.

              A.  Index to Exhibits

Exhibit
Number   Description

2.1      Merger Agreement dated September 5, 1995 regarding Authorized Network
         Distributors, Inc. 1

2.2      Merger Agreement dated January 23, 1996 regarding Seraphim Information
         Systems, Inc.2

3.4      By-Laws of Registrant. 3

3.5 Amended and Restated Certificate of Incorporation of the Registrant, dated October 1, 1996. 4

10.1 Previously effective Non-Exclusive Authorized Distributor Agreement between Telecomm and Ameritech. 5

10.2     Superseding Non-Exclusive Authorized Distributor Agreement between
         Telecomm and Ameritech, dated December 31, 1998.6

10.2 Credit and Security Agreement between Telecomm and Peoples Bank, N.A., dated September 24, 1997. 7

10.3     Merger Agreement by and among Peter Olk and Thomas Raasch, Northeastern
         Communications Systems, Inc. and Telecomm, dated January 1, 1997. 8

10.5     Asset Purchase Agreement by and among Unitel, Inc., Paul Satterthwaite,
         Jon Satterthwaite, Teleco Acquisition Corporation and Telecomm, dated
         July 7, 1997. 9

10.6     Merger Agreement by and among Micheal Meece, Division-Tel
         Communications Group, Inc and Telecomm, dated January 29, 1998, and
         Addendum to Merger Agreement dated December 17, 1998. 10

10.7     Term Loan and Security Agreement by and between Merrill Lynch Business
         Financial Services and Telecomm Industries, dated October 13, 1998. 11

10.8 Telecomm Industries Corp. 1997 Stock Option and Award Plan as adopted at the October 16, 1997 annual shareholders meeting. 12

10.9 Merger Agreement by and between NetVision.Com and Aye.Net, LLC et al., effective November 15, 1999. (Attached)

10.10    Merger Agreement by and between NetVision.Com and Global Marketing
         Concepts, Inc. et al., effective January 28, 2000. (Attached)

21       Subsidiaries of Registrant. (Attached)

27       Financial Data Schedule. (Attached)

         B.       Reports on Form 8K
                  None

____________________________________________
1 Filed as an exhibit to Telecomm's Current Report on Form 8-K dated September 7, 1995, and incorporated herein by reference.

2 Filed as an exhibit to Telecomm's Current Report on Form 8-K dated January 25, 1996, and incorporated herein by reference.

3 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31,1994

4 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1996

5 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1996

6 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1998

7 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1997

8 Filed as an exhibit to Telecomm's Current Report of Form 8-K dated January 3, 1997, and incorporated herein by reference.

9 Filed as an Exhibit to Telecomm's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

10 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1998

11 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1998

12 Filed as an exhibit to Telecomm's Annual Report on Form 10KSB for the year ended December 31, 1998

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TELECOMM INDUSTRIES CORP.

                                  By:    /s/ Paul Satterthwaite
                                        ------------------------------
                                        Paul Satterthwaite, President and CEO

                                  And:     /s/ Mark Travi
                                        -------------------------------
                                        Mark Travi, Chief Financial and
                                        Accounting Officer

Date:          March 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                         Date
---------                             -----                         ----

/s/ Paul Satterthwaite                Director, President       March 29, 2000
--------------------------------      and CEO

Paul Satterthwaite

   /s/ Steven W. Smith                Director                  March 29, 2000
--------------------------------
Steven W. Smith

   /s/ Raymond W. Sheets, Jr.         Director                  March 29, 2000
--------------------------------
 Raymond W. Sheets, Jr.

 /s/ David Gruber                     Director and Secretary    March 29, 2000
--------------------------------
David Gruber

Report of Independent Accountants

To the Board of Directors and Stockholders of Telecomm Industries Corp. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing on page 17 present fairly, in all material respects, the financial position of Telecomm Industries Corp. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 29, 2000

 Telecomm Industries Corp.

Consolidated Balance Sheets
as of December 31, 1999 and 1998

  ASSETS                                               1999            1998
                                                  --------------  --------------
Current assets:
   Accounts receivable, net of allowance of
   $550,000 in 1999 and $906,000 in 1998          $    5,061,434  $    5,041,578
   Inventories                                         1,627,597       1,583,879
   Prepaid income taxes                                   45,147          45,147
   Prepaid expenses                                      383,960         118,499
   Employee advances                                       2,600          67,769
                                                  --------------  --------------
           Total current assets                        7,120,738       6,856,872

Property and equipment, net                            1,666,407       1,609,874
Accounts receivable, net                               4,121,843       4,102,589
Intangibles and other assets, net                      3,824,454       3,670,572
Deferred income taxes                                      5,617          -
                                                  --------------  --------------
           Total assets                           $   16,739,059  $   16,239,907
                                                  ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Cash overdraft                                 $      259,224  $      453,208
   Line of credit                                      1,868,182       1,030,377
   Current portion of long-term debt                   1,038,611         733,389
   Accounts payable                                    1,481,996       1,612,261
   Accrued payroll and related expenses                  233,067         310,012
   Accrued commissions and bonus                         296,751         631,492
   Accrued contractor fees                                -               98,311
   Customer deposits                                     364,491         219,841
   Deferred income taxes                                 704,898         108,594
   Income taxes payable                                  123,323         141,107
   Other accrued expenses                                425,081         615,961
   Deferred revenue                                      101,270          -
                                                  --------------  --------------
           Total current liabilities                   6,896,894       5,954,553

Long-term debt, less current portion                   5,523,543       6,066,715
Deferred revenue                                          41,677           8,961
Deferred income taxes                                    -               441,709
                                                  --------------  --------------
           Total liabilities                          12,462,114      12,471,938

Commitments and contingencies                            -               -

Stockholders' equity:
   Common stock $.01 par value;
      authorized - 20,000,000 shares; issued
      12,670,746 and 12,650,746; outstanding
      12,141,559 and 12,121,559, at

      December 31, 1999 and 1998, respectively           126,708         126,508
   Additional paid-in capital                          3,976,947       3,957,172
   Treasury stock, 529,187 shares at cost               (317,512)       (317,512)
   Retained earnings                                     490,802           1,801
                                                  --------------  --------------
           Total stockholders' equity                  4,276,945       3,767,969
                                                  --------------  --------------
           Total liabilities and
              stockholders' equity                $   16,739,059  $   16,239,907
                                                  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Consolidated Statements of Operations
for the years ended December 31, 1999 and 1998


                                                       1999             1998
                                                   -------------  -------------
Network service revenue                             $  9,983,580   $ 10,209,138
Equipment sales and service revenues                   8,831,711     13,214,297
Long distance and other revenue                          564,206        599,791
                                                    ------------  -------------
      Net revenues                                    19,379,497     24,023,226
                                                    ------------  -------------

Commissions, contractor fees and related expenses         85,538        165,372
Equipment sales and service costs                      7,675,080     11,517,829
Long distance and other costs                               -            45,565
                                                    ------------  -------------

      Net cost of commissions, contractor fees
          and related expenses                         7,760,618     11,728,766
                                                    ------------  -------------

Selling, general and administrative expenses          10,161,396     13,499,720
Impairment loss                                           50,000        311,656
                                                    ------------  -------------
      Operating income (loss)                          1,407,483     (1,516,916)

Other income (expense):

   Gain (loss) on disposal of assets                       2,129         (1,008)
   Interest expense                                     (680,619)      (528,795)
                                                    ------------  -------------
                                                        (678,490)      (529,803)
                                                    ------------  -------------

Income (loss) from operations before
      income tax expense (benefit)                       728,993     (2,046,719)
Income tax expense (benefit)                             239,992       (586,385)
                                                    ------------  -------------
      Net income (loss)                             $    489,001   $ (1,460,334)
                                                    ============   ============

Net income (loss) per common share:
    Basic                                           $       0.04   $      (0.12)
                                                    ============   ============
    Diluted                                         $       0.04   $      (0.12)
                                                    ============   ============

Average number of common shares outstanding:
    Basic                                           $ 12,126,901   $ 12,091,833
                                                    ============   ============
    Diluted                                         $ 12,208,870   $ 12,091,833
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998


                                                          Additional                          Receivables
                                       Common Stock        Paid-In        Treasury Stock         From        Retained
                                     Shares     Amount     Capital       Shares     Amount   Stockholders    Earnings      Total
                                   ---------- ---------  -----------   --------- ----------- ------------  -----------  -----------
Balance at January 1, 1998        12,300,746  $ 123,008  $ 3,577,632   (529,187) $ (317,512) $  (110,065)  $  1,462,135 $ 4,735,198
   Stock issued for
       Division-Tel
       Communications Group, Inc.    350,000      3,500      416,500                                                        420,000
   Forgiveness of
       Stockholder's debt                                    (36,960)                             36,960                      -
   Settlement of advances                                                                         73,105                     73,105
   Net loss                                                                                                (1,460,334)   (1,460,334)
                                  ----------   --------  -----------  ---------   ---------   ----------    ----------   ----------
Balance at December 31, 1998      12,650,746    126,508    3,957,172   (529,187)   (317,512)       -             1,801    3,767,969
   Stock Options Exercised            20,000        200       19,775                                                         19,975
   Net income                                                                                                  489,001      489,001
                                  ----------   --------  -----------   ---------   ---------  ----------     ---------   ----------
Balance at December 31, 1999      12,670,746  $ 126,708  $ 3,976,947   (529,187) $ (317,512)  $    -       $   490,802  $ 4,276,945
                                  ==========  =========  ===========   =========  ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.
Consolidated Statements of Cash Flows
for the years ended December 31, 1999 and 1998


                                                                      1999           1998
                                                                -----------    -----------
Cash flows from operating activities:

   Net income (loss)                                            $   489,001   $ (1,460,334)
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                647,203        588,184
       Impairment loss                                               50,000        311,656
       Deferred revenue                                              13,641         (1,401)
       Deferred income taxes                                        148,978       (698,931)
       Reserve for bad debt                                         354,769        957,494
       Reserve for inventory                                         15,000        150,000
       (Gain) Loss on sale of property and equipment                 (2,129)         1,008
       Minority interest                                               (222)          -
   Changes in assets and liabilities:
       Accounts receivable, net                                    (106,870)    (2,524,864)
       Accounts receivable, net - long-term portion                (269,254)      (960,452)
       Inventories                                                  (58,718)      (300,947)
       Prepaid income taxes                                            -            14,410
       Prepaid expenses                                            (263,130)        19,337
       Employee advances                                             65,169         82,832
       Accounts payable                                            (215,913)       442,485
       Accrued payroll and related expenses                         (83,758)        36,743
       Accrued commissions and bonus                               (334,741)        40,992
       Accrued contractor fees                                      (98,311)       (82,502)
       Customer deposits                                            144,650        101,337
       Income taxes payable                                         (17,784)        31,708
       Other accrued expenses                                      (197,787)       450,899
       Deferred revenue                                              92,770          _
                                                                -----------    -----------
           Total adjustments                                       (116,437)    (1,340,012)
                                                                -----------    -----------
           Net cash provided by (used in) operating activities      372,564     (2,800,346)
                                                                -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                             (143,233)      (446,981)
   Proceeds from sale of property and equipment                       8,755          7,656
   Purchase acquisitions, net of cash acquired
     of $6,226 (1999)and $0 (1998)                                 (117,284)       (10,000)
   Decrease (Increase) in other assets                               27,848        (62,657)
   Proceeds from stockholders' receivables                             -            73,105
                                                                -----------    -----------
           Net cash (used in) investing activities                 (223,914)      (438,877)
                                                                -----------    -----------
Cash flows from financing activities:
   Financing fees paid in connection with debt financing               -          (167,084)
   Payments on long-term debt                                      (812,446)    (3,395,026)
   Proceeds from issuance of long-term debt                            -         6,591,179
   Net borrowings (payments) under line of credit                   837,805       (340,833)
   Cash overdraft                                                  (193,984)       453,208
   Proceeds from exercise of stock options                           19,975              _
                                                                -----------    -----------
           Net cash (used in) provided by financing activities     (148,650)     3,141,444
                                                                -----------    -----------
Net decrease in cash                                                   -           (97,779)
Cash at beginning of period                                            -            97,779
                                                                -----------    -----------
Cash at end of period                                           $      -        $     -
                                                                ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                       $   646,746    $   528,795
                                                                ===========    ===========
   Cash paid for income taxes                                   $   100,798    $    66,797
                                                                ===========    ===========
Non-cash investing and financing activities:
   Common stock issued for purchase acquisitions                $      -       $   420,000
                                                                ===========    ===========
   Notes issued for purchase acquisitions                       $      -       $    20,000
                                                                ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

Telecomm Industries Corp.

Notes to the Consolidated Financial Statements

1.   Principles of Consolidation and Nature of Business:

     Principles of Consolidation: Telecomm Industries Corp. ("Telecomm" or the "Company") is incorporated under the laws of the State of Delaware and has its principal offices in Naperville, Illinois. In July 1997, Teleco Acquisition Corporation ("Teleco Acquisition"), a wholly-owned subsidiary and an Ohio corporation doing business under the tradename Unitel/Telecomm Industries, was formed to acquire the assets of Unitel, Inc. On November 11, 1997, the Company's wholly-owned subsidiaries, Centel Corporation, an Ohio Corporation, doing business under the tradename Teleco ("Teleco") and Authorized Network Distributor ("AND"), an Indiana Corporation, were merged into Telecomm. On February 11, 1999, the Company formed a subsidiary, NetVision.Com Inc. to acquire local internet service providers primarily in the BellSouth region.

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Teleco Acquisition, and its 90% owned subsidiary, NetVision.Com Inc. All significant intercompany accounts and transactions have been eliminated.

     Nature of Business: The Company is an authorized distributor for Ameritech and BellSouth and is a full-service provider of telecommunication services and equipment and provides internet services in the BellSouth region.

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

     The distribution of telecommunications equipment and services is highly fragmented and competitive. Many of the major suppliers to the industry such as Ameritech, AT&T and Northern Telecom, have sales forces that compete with their authorized distributors. These sales forces, as well as those of various distributors, compete for the same small and medium sized business customers that Telecomm targets. Telecomm competes as a full-service provider of its customers' telecommunications needs, providing quality, price and selection of equipment and services.

2. Summary of Significant Accounting Policies:

     Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company receives a significant amount of commission sales revenue from Ameritech that is based upon the submission of valid sales contracts. Sales transactions in support of commission sales revenue are subject to adjustment upon review. Actual results may differ from those estimates.

     Fair Value of Financial Instruments: Management has determined that the carrying values of financial instruments, primarily accounts receivable, accounts payable and debt (Note 6), approximate fair value.

     Concentrations of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Ameritech and its subsidiaries accounted for 52% and 42% of the Company's revenues for 1999 and 1998, respectively. At December 31, 1999 and 1998, the outstanding accounts receivable balance due from Ameritech was $8,332,814 and $7,211,327, respectively. The Company may establish an allowance for possible losses based upon factors surrounding the credit and historical information. At December 31, 1999 and 1998, the Company recorded an allowance for doubtful accounts of approximately $550,000 and $906,000, respectively.

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

     Intangible and Other Assets: Intangible and other assets consist of goodwill, customer lists, capitalized software costs, and loan acquisition costs and are being amortized over their estimated useful lives.

     Goodwill is the excess of cost over fair value assigned to identifiable tangible and intangible net assets acquired.

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

     Income Taxes: The Company utilizes the liability method of computing deferred income taxes. Deferred income taxes are recorded to reflect the income tax consequences on future years of temporary differences between the income tax and financial reporting basis of assets and liabilities as of the balance sheet date. Under the liability method, deferred income taxes are adjusted for tax rate changes as they occur. This method also provides for the current recognition of the expected income tax benefits from net operating losses if it is expected such income tax benefits are more likely than not to be realized.

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

     Reclassifications: Certain items in the 1998 consolidated financial statements of the Company have been reclassified to conform to the current year's presentation.

     Advertising costs: In accordance with Statement of Position 93-7, "Reporting On Advertising Costs," advertising costs are expensed as incurred.

3.   Acquisitions:

     On November 15, 1999, the Company's subsidiary NetVision.Com Inc. acquired Aye-Net, L.L.C. ("Aye-Net"). Under the terms of the agreement, the Company issued 222,318 shares of NetVision.Com Inc.'s common stock valued at $222, paid $123,510 in cash, and assumed approximately $701,439 of Aye-Net's liabilities in exchange for all of the outstanding common stock of Aye-Net.

         The net purchase price was allocated as follows:


            Current assets                   $  26,312
            Property and equipment             365,836
            Goodwill                           433,023
            Liabilities assumed               (701,439)
                                             ---------
            Net purchase price                 123,732
            Less:Common stock in NetVision         222

                                             ---------
            Cash paid for acquisition        $ 123,510
                                             =========


     On February 20, 1998, the Company acquired Division-Tel Communications Group, Inc. ("Division-Tel") under the provisions of an Asset Purchase Agreement. Under the terms of this agreement, the Company issued 350,000 shares of its common stock valued at $420,000, paid $10,000 in cash, issued a $20,000 promissory note, paid August 1998, and assumed approximately $370,480 of Division-Tel's liabilities in exchange for all of the outstanding common stock of Division-Tel.

       The net purchase price was allocated as follows:


            Current assets                   $  95,876
            Property and equipment              80,599
            Other assets                       156,900
            Goodwill                           487,105
            Liabilities assumed               (370,480)
                                             ---------
            Net purchase price                 450,000
            Less:    Common stock              420,000

                     Non-cash note payable      20,000

                                             ---------
            Cash paid for acquisition        $  10,000
                                             =========


4.       Property and Equipment:

       Property and equipment at December 31, 1999 and 1998, consists of the following:


                                               Useful Lives           1999               1998
                                              --------------     -------------      -------------
        Office furniture and fixtures            5-7 years       $     647,121      $     599,571
        Transportation equipment                 3-5 years             346,692            346,692
        Leasehold improvements                 Life of Lease            73,999             59,699
        Computer equipment                        5 years            1,337,439          1,203,566
        Cable plant                               7 years              206,373            206,373
        Leased equipment                         3-4 years             306,608                   -
                                                                 -------------      -------------
                                                                     2,918,232          2,415,901

        Less accumulated depreciation                                1,251,825            806,027
                                                                 -------------      -------------
                                                                 $   1,666,407      $   1,609,874
                                                                 =============      =============


     Depreciation expense for the years ended December 31, 1999 and 1998, amounted to $445,910 and $390,608, respectively.



5.   Intangible Assets:

     Intangibles and other assets at December 31, 1999 and 1998, are as follows:


                                               Useful Lives         1999               1998
                                              --------------     -------------      -------------
        Goodwill                                10-30 years      $   4,109,890      $   3,676,867
        Customer lists                           15 years               99,482             99,482
        Loan acquisition costs                    5 years              139,236            167,084
        Software development costs               3-5 years                --               50,000
                                                                 -------------      -------------
                                                                     4,348,608          3,993,433

        Less accumulated amortization                                  524,154            322,861
                                                                 -------------      -------------
                                                                 $   3,824,454      $   3,670,572
                                                                 =============      =============


     Amortization expense for the years ended December 31, 1999 and 1998, amounted to $201,293 and $187,776, respectively.

     In the fourth quarter of fiscal 1999 and 1998, the Company recorded a non-cash impairment loss of $50,000 and $311,656 related to capitalized software. In 1999 and 1998, the company evaluated the recoverability of its capitalized software and determined that the future cash flows to be received are less than the carrying value of the asset. As a result, the asset was written down to its fair value and an impairment loss was recognized.

6.   Debt:

     Long-term debt at December 31, 1999 and 1998 consists of the following:


                                                                                                  1999          1998
                                                                                               ----------   ----------

     Note payable to a financial institution, collateralized by a blanket filing on corporate assets. Interest accrues at 2.4% over the 30-Day Commercial
     Paper Rate (8.0% and 7.5% effective rate at December 31, 1999 and 1998, respectively). The note required interest only payments for three months with principal and interest payable thereafter in 60 monthly installments.
     Monthly principal payments of $64,776 commenced March 1, 1999 with
     a balloon payment due on February 1, 2004 of $1,554,619.                                  $4,728,644   $5,441,179

     Note payable to a related party in connection with the acquisition of
     Long-Tell, Inc. Principal is due on January 2, 2002. Interest is payable
     quarterly at 9% per annum.                                                                   200,000      200,000

     Convertible note payable to a related party in connection with the acquisition of Unitel, Inc. Principal is due on August 11, 2002. Interest
     is payable quarterly at 5% per annum. The note may only be
     converted at the maturity date with a conversion rate of $2.00 per share.                  1,000,000    1,000,000

     Capitalized lease obligations payable in monthly installments ranging from
     $262 to $5,401 (including interest ranging from 4.8% to 29.8%) through
     November 2003, collateralized by equipment.                                                  345,408        -

     Vehicle and equipment loans and other long-term obligations payable in monthly installments ranging from $348 to $6,143 (including interest ranging from 1.9% to 9.5%) through November 2002, collateralized by vehicles and equipment with a net book value of $87,577 and $132,400 at
     December 31, 1999 and 1998, respectively.
                                                                                                  288,102      158,925
                                                                                               ----------   ----------
         Total long-term debt                                                                   6,562,154    6,800,104

         Less current portion                                                                   1,038,611      733,389
                                                                                               ----------   ----------
                                                                                               $5,523,543   $6,066,715
                                                                                               ==========   ==========


       Maturities of long-term debt are as follows:


               Fiscal Year
               2000                                 $ 1,038,611
               2001                                   1,001,964
               2002                                   2,101,218
               2003                                     800,963
               2004 and thereafter                    1,619,398
                                                    -----------
                                                    $ 6,562,154
                                                    ===========


     The fair market value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1999 and 1998, the fair value of the long-term debt approximates the amount recorded in the consolidated financial statements.

     The Company has a line of credit with Merrill Lynch for an amount up to $4,000,000, of which $1,868,182 and $1,030,377 was outstanding at December 31, 1999 and 1998, respectively. Interest is due monthly at an annualized rate of 2.4% above the 30-day commercial paper rate (8.0% and 7.5% effective rate as of December 31, 1999 and 1998). The line of credit is renewable on September 30, 2000, and is secured by all assets of the Company. As of December 31, 1999, the Company is subject to certain restrictive and financial covenants including covenants relating to the Company's liabilities to EBITDA and minimum net cash flow. Merrill Lynch also has the right to call the loan upon the occurrence of a material impairment. Additionally, the Company had a line of credit with Peoples Bank in 1997, of which $1,371,210 was outstanding at December 31, 1997. The outstanding balance was paid during 1998.

     The Company also had a $3,800,000 revolving credit line to be used exclusively for specific planned acquisitions at an annualized rate of 2.4% above the 30-day commercial paper rate (7.5% effective rate as of December 31, 1998). This facility expired on September 30, 1999 and was not utilized. At December 31, 1998, the outstanding balance on the revolver was zero.

     As of December 31, 1999, the Company was not in compliance with the established loan covenants for the facilities provided by Merrill Lynch Business Financial Services. The two covenants involve Minimum Net Cash Flow and Total Liabilities to EBITDA. These covenants were set based upon the use of the revolving credit line of $3,800,000 to complete three acquisitions. Merrill Lynch waived these covenants for the period ending December 31, 1999.

7.   Income Taxes:

     The provision for income tax expense (benefit) consists of the following at December 31, 1999 and 1998:


                                                            1999          1998
                                                          ---------    ---------
           Federal                                        $     -      $    -
           State and local                                   91,014      112,546
           Deferred - federal                               124,852     (608,036)
           Deferred - state and local                        24,126      (90,895)
                                                          ---------    ---------
           Provision for income tax expense (benefit)     $ 239,992    $(586,385)
                                                          =========    =========


     The following is a reconciliation of income taxes computed at the federal statutory rate with income taxes recorded by the Company at December 31, 1999 and 1998:


                                                          1999         1998
                                                         ------       ------
           Statutory federal income tax rate               34.0%      (34.0)%
           State and local taxes
              (net of federal tax effect)                   9.6         4.3
           Non-deductible items                             1.7         1.0
           Other                                          (12.4)         -
                                                          ------      ------
           Effective income tax rate                       32.9%      (28.7)%
                                                          ======      ======


     The tax effect of the temporary differences which comprise the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                    1999          1998
                                                 ----------   ----------
         Deferred tax assets:
               Accrued bonuses                   $     -      $   72,753
               Allowance for doubtful accounts      212,300      349,870
               Net operating loss                 1,759,401    1,234,576
               Other                                148,511      209,045
                                                 ----------   ----------
                                                  2,120,212    1,866,244

         Deferred tax liabilities:
               Deferred accounts receivable       2,555,693    2,212,509
               Fixed assets                         147,117      129,196
               Other                                116,683       74,842
                                                 ----------   ----------
                                                  2,819,493    2,416,547

                                                 ----------   ----------

               Net deferred tax liabilities      $  699,281   $  550,303
                                                 ==========   ==========


8.   Stockholders' Equity Data:

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

           Reconciliation of Numerators and Denominators of the Basic and Diluted EPS Computations


                                                       For the year ended December 31, 1999
                                                       ------------------------------------
                                                         Income        Shares     Per-share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------    -----------   ------
         Net income                                   $   489,001           -         -
         Basic EPS:
           Income available to common stockholders;
                weighted average common stock
                outstanding                               489,001     12,126,901    $0.04
                                                      -----------    -----------   ------
         Diluted EPS:
           Income available to stockholders of common
                shares and common stock equivalents   $   489,001     12,208,870    $0.04
                                                      ===========    ===========   ======



                                                       For the year ended December 31, 1998
                                                       ------------------------------------
                                                         Loss          Shares     Per-share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------    -----------   ------
       Net loss                                      $(1,460,334)          -          -

       Basic EPS:
         Loss available to common stockholders:
              weighted average common stock
              outstanding                             (1,460,334)     12,091,833   $(0.12)
                                                      -----------    -----------   -------
       Diluted EPS:
         Loss available to stockholders of common
              shares and common stock equivalents     $(1,460,334)    12,091,833   $(0.12)
                                                      ============    ==========   =======


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

     The 1997 Stock Option and Award Plan provides for 2,000,000 shares to be used for the grant of non-qualified options. The options are generally granted at fair market value and expire after ten years or within a short time after the termination of employment with the Company. The vesting schedule varies from grant to grant.

     The following is a summary of the activity in the Company's stock option plans during fiscal 1999 and 1998:


                                                                        Weighted
                                                        Shares          Averaged
                                            -------------------------   Exercise
                                               Shares    Exercisable     Price
                                            -----------  -----------     ------
         Outstanding at January 1, 1998         700,000      700,000       5.31

             Granted                            840,000      330,000       1.17
             Exercised                             -            -           -
             Expired                           (315,000)    (165,000)      1.18
                                            -----------  -----------      -----
         Outstanding at December 31, 1998     1,225,000      865,000     $ 3.44

             Granted                            330,000      205,000       0.66
             Exercised                          (20,000)     (20,000)      0.55
             Expired                           (700,000)    (525,000)      3.37
                                            -----------  -----------      -----
         Outstanding at December 31, 1999       835,000      525,000     $ 0.79
                                            ===========  ===========      =====


     At December 31, 1999 and 1998 the Company had 1,390,000 and 1,335,000 shares, respectively, available for grant.

     In April 1998, Telecomm granted 300,000 options to purchase shares of common stock for prices ranging from $3.00 to $10.00 to David Gruber in consideration for the surrender of previously granted options for consulting services (the "Options"). The options expired on April 30, 1999.

     At December 31, 1999, there were options outstanding under the Company's stock option plans to purchase 835,000 shares of common stock, of which all are currently exercisable at $.50 to $1.18 per share. The options generally have a 10-year term.

     For SFAS No. 123 purposes, the fair value of each option under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1999 and 1998: (1) Average dividend yield of 0%, (2) expected volatility of 110% and 120% was used for grants in 1999 and 1998, respectively, and (3) expected life of 5 years. A risk-free interest rate of 6.13% and 5.00% was used for grants in 1999 and 1998, respectively.

     Had the Company elected the fair value methodology for determining compensation expense, the Company's net income and net income per common share for the year ended December 31, 1999, as reported in the accompanying consolidated financial statements, would have been decreased by $162,835 ($0.01 per common share).

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

     At December 31, 1999, future minimum rental payments applicable to non-cancelable operating leases were as follows:


             2000                       $  577,779
             2001                          474,302
             2002                          376,872
             2003                          305,722
             2004 and thereafter           308,563
                                        ----------
                                        $2,043,238
                                        ==========


     Rent expense for all operating leases was $634,979 and $600,247 in 1999 and 1998, respectively.

11.  Related Party Transactions:

     The Company acquired from the Unitel asset acquisition a lease for office and warehouse space through an entity owned by a director/shareholder. The lease agreement called for the Company to make monthly payments of $12,542 through September 2015, as well as payment of certain expenses of approximately $10,000 per month. As a part of the acquisition, the Company obtained an amendment to the lease which allowed the Company to terminate the existing lease by providing a twelve- month written notice. The Company exercised this option to terminate the lease effective May 15, 1999 and executed a six-year lease from the same affiliate which reduces the total monthly payments to $15,000 per month through June 1, 2005. In June 1999, the building was sold to an unrelated entity that assumed this lease. Rent expense related to this lease amounted to $167,700 and $150,500 for the years ended 1999 and 1998.

     Additionally, the Company also assumed other vehicle leases as part of the Unitel acquisition through an entity owned by a director/shareholder. The vehicle lease agreements expired in June 1999. Rent expense related to these leases amounted to $15,406 and $31,989 for the years ended 1999 and 1998.

     At December 31, 1999, certain notes aggregating $1,200,000 were due to related parties.

12.  Employee Benefit Plan:

     The Company sponsors a 401(k) plan that covers substantially all eligible employees. Contributions to the plan are determined by the Company's management. For the years ended December 31, 1999 and 1998, contributions totaled $57,199 and $65,961, respectively.

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

14.  Future Adoption of Recently Issued Accounting Standards:

     During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting comprehensive income and its components in a financial statement. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes net income. The Company does not have any comprehensive items. Therefore, SFAS No. 130 is not applicable to the Company.

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

     In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Post-Retirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement benefits. The statement is effective for fiscal years beginning after December 15, 1997. The Company does not have a pension or other post-retirement plan. Therefore, SFAS No. 132 is not applicable to the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended is effective for fiscal years beginning after June 15, 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101. "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company is currently evaluating the impact, if any, that SAB No. 101 may have on its revenue recognition policies. Although the Company has not yet determined whether SAB No. 101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy as permitted by the SAB No. 101. The SEC initially required any changes resulting from SAB No. 101 to be reflected in the Company's first quarter 2000 financial statements. However, on March 25, 2000, the SEC issued SAB No. 101A which defers required implementation of any changes resulting from SAB No. 101 until the Company's second quarter of 2000. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will have no impact on the Company's previously reported financial position, results of operations or cash flows.

15.  Subsequent Events

     On January 3, 2000, the Company issued the option to purchase one hundred thousand shares of Company common stock to David L. Gruber at the exercise price of $1.00 per share. These options were not issued through the 1997 Stock Option and Award Plan, but instead through a separate Stock Option Agreement. The Options vested immediately and expire ten years from the date of issue.

     On January 28, 2000, NetVision acquired Global Marketing Concepts, Inc. ("Global"). Global's focus is primarily on business to business web design and development in and around the greater Louisville, Kentucky metropolitan area. The acquisition sought to enhance the profitability of the subsidiary and to further focus on business to business applications.

16.  Fourth Quarter Adjustments to Financial Results:

     During the fourth quarter of the year ended December 31, 1998, the Company recorded net charges against pre-tax income of approximately $1,860,000 primarily related to an adjustment to the allowance for doubtful accounts, inventory and an impairment write-off.

Telecomm Industries Corp.

Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 1999 and 1998:


                                             1999         1998
                                        ---------    ---------
Allowance for doubtful accounts:
    Balance, beginning of year          $ 906,000    $ 145,000
    Additions                             354,769      957,494
    Write-offs, net of recoveries        (710,769)    (196,494)
                                        ---------    ---------
    Balance, end of year                $ 550,000    $ 906,000
                                        =========    =========


Inventory valuation allowance:
    Balance, beginning of year          $ 150,000    $    --
    Additions                              15,000      150,000
    Write-offs                               --           --
                                        ---------    ---------
    Balance, end of year                $ 165,000    $ 150,000
                                        =========    =========
