Form 10QSB
period 2000-03-31
TELECOMM INDUSTRIES CORP
filed 2000-05-15
CIK 87888

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2000

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

         Yes  X   No
             ----   ----
         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: COMMON STOCK, $0.01 PAR
VALUE: (as of May 12, 2000): 12,206,559

         Transitional Small Business Disclosure Format:

         Yes     No  X
             ----   ----

                                        TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                                           INDEX

         PART I-FINANCIAL INFORMATION                                    Page No.

                  Item 1.   Consolidated Financial Statements                   3

                            Consolidated Balance Sheets-

                            March 31, 2000 and December 31, 1999                4

                            Consolidated Statements of Operations-
                            three months ended March 31, 2000
                            and 1999                                            5

                            Consolidated Statements of Cash Flow-
                            three months ended March 31, 2000 and
                            1999                                                6

                            Notes to Consolidated Financial Statements          7

                  Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results of Operations       9

         PART II-OTHER INFORMATION

                  Item 6.   Exhibits and Reports on Form 8-K                    14

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


      The Registrant's Consolidated Financial Statements follow this page.

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                        (UNAUDITED)
                                                                                      MARCH 31, 2000            DECEMBER 31, 1999
                    ASSETS
Current assets:
    Accounts receivable, net of allowance of $572,000 and
    $550,000 at March 31, 2000 and December 31, 1999, respectively                 $       4,717,672       $        5,061,434
    Inventories                                                                            1,763,385                1,627,597
    Prepaid income taxes                                                                   -                           45,147
    Prepaid expenses                                                                         538,979                  383,960
    Employee advances                                                                          2,132                    2,600
                                                                                  -------------------     --------------------

                                 Total current assets                                      7,022,168                7,120,738

Property and equipment, net                                                                1,660,119                1,666,407
Accounts receivable, net                                                                   3,939,950                4,121,843
Intangibles and other assets, net                                                          3,886,133                3,824,454
Deferred income taxes                                                                        405,467                    5,617
                                                                                  -------------------     --------------------

                                 Total assets                                      $      16,913,837       $       16,739,059
                                                                                  ===================     ====================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Cash overdraft                                                                 $         198,298       $          259,224
    Line of credit                                                                         2,428,072                1,868,182
    Current portion of long-term debt                                                      1,059,967                1,038,611
    Notes Payable                                                                             40,000              -
    Accounts payable                                                                       1,607,248                1,481,996
    Accrued payroll and related expenses                                                     199,388                  233,067
    Accrued commissions and bonus                                                            234,171                  296,751
    Customer deposits                                                                        756,226                  364,491
    Deferred income taxes                                                                    704,898                  704,898
    Income taxes payable                                                                     123,399                  123,323
    Other accrued expenses                                                                   339,886                  425,081
    Deferred revenue                                                                         187,916                  101,270
                                                                                  -------------------     --------------------
                                 Total current liabilities                                 7,879,469                6,896,894

Long-term debt, less current portion                                                       5,277,609                5,523,543
Deferred revenue                                                                              39,974                   41,677
                                                                                  -------------------     --------------------
                                 Total liabilities                                        13,197,052               12,462,114

Stockholders' equity:
    Common stock $.01 par value; authorized - 20,000,000 shares; issued
        12,700,746 and12,670,746; outstanding 12,171,559 and 12,141,559 at March
        31, 2000 and December 31, 1999,
        respectively                                                                         127,008                  126,708
    Additional paid-in capital                                                             4,016,147                3,976,947
    Treasury stock, 529,187 shares at cost                                                  (317,512)                (317,512)
    (Deficit) Retained Earnings                                                             (108,858)                 490,802
                                                                                  -------------------     --------------------

                                 Total stockholders' equity                                3,716,785                4,276,945
                                                                                  -------------------     --------------------
                                 Total liabilities and stockholders' equity        $      16,913,837       $       16,739,059
                                                                                  ===================     ====================

See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                     MARCH 31, 2000        MARCH 31, 1999
                                                                                     ------------           ------------
Network service revenue                                                              $  1,777,039           $  2,256,787
Equipment sales and service revenues                                                    1,544,911              1,554,224
Long distance and other revenue                                                           415,576                113,747
                                                                                     ------------           ------------
Net revenues                                                                            3,737,526              3,924,758
                                                                                     ------------           ------------

Commissions, contractor fees and related expenses                                         201,058                132,493
Equipment sales and service costs                                                       1,581,577              1,507,852
Long distance and other costs                                                               9,664                    631
                                                                                     ------------           ------------
Net cost of commissions, contractor fees and related expenses                           1,792,299              1,640,976
                                                                                     ------------           ------------

Selling, general and administrative expenses                                            2,749,505              2,344,731

                        Operating (loss)                                                 (804,278)               (60,949)

Other income (expense):
   Gain on disposal of assets                                                                   -                  2,129
   Interest expense                                                                      (195,232)              (152,620)
                                                                                     ------------           ------------

                                                                                         (195,232)              (150,491)
                                                                                     ------------           ------------

(Loss) from operations before income tax (benefit)                                       (999,510)              (211,440)
Income tax (benefit)                                                                     (399,850)               (84,600)
                                                                                     ------------           ------------
                           Net (loss)                                                $   (599,660)           $  (126,840)
                                                                                     ============           ============

Net (loss) per common share:

  Basic                                                                              $      (0.05)           $     (0.01)
                                                                                     ============           ============

  Diluted                                                                            $      (0.05)           $     (0.01)
                                                                                     ============           ============

Average number of common shares outstanding:

  Basic                                                                                12,151,229             12,121,559
                                                                                     ============           ============

  Diluted                                                                              12,151,229             12,121,559
                                                                                     ============           ============

See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                  2000              1999
                                                                                          ----------------    ----------------
Cash flows from operating activities:
    Net (loss)                                                                             $     (599,660)     $     (126,840)
    Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                            198,372             159,405
         Deferred revenue                                                                         (1,703)            (12,709)
         Deferred income taxes                                                                  (399,850)            (84,600)
         Reserve for bad debt                                                                      15,000              14,100
         (Gain) on sale of property and equipment                                                       -             (2,129)
         Minority interest                                                                          (117)                   -
      Changes in assets and liabilities:
         Accounts receivable, net                                                                 364,220           1,143,241
         Accounts receivable, net - long-term portion                                             181,893           (154,721)
         Inventories                                                                            (135,788)           (205,104)
         Prepaid income taxes                                                                      45,147                   -
         Prepaid expenses                                                                       (155,019)             (4,738)
         Employee advances                                                                            468              31,264
         Accounts payable                                                                         114,573           (360,239)
         Accrued payroll and related expenses                                                    (47,709)              39,474
         Accrued commissions and bonus                                                           (62,580)           (384,778)
         Accrued contractor fees                                                                        -            (10,510)
         Customer deposits                                                                        376,098             182,232
         Income taxes payable                                                                          76                   -
         Other accrued expenses                                                                  (92,337)           (244,063)
         Deferred revenue                                                                          54,904             118,018
                                                                                          ----------------    ----------------

             Total adjustments                                                                    455,648             224,143
                                                                                          ----------------    ----------------

             Net cash (used in) provided by operating activities                                (144,012)              97,303
                                                                                          ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment                                                         (119,290)            (55,782)
    Proceeds from sale of property and equipment                                                        -               2,129
    Purchase acquisitions, net of cash acquired of $6,062 (2000) and $0 (1999)                   (58,938)                   -
    Decrease (increase) in other assets                                                             8,354                   -
                                                                                          ----------------    ----------------

             Net cash (used in) investing activities                                            (169,874)            (53,653)
                                                                                          ----------------    ----------------

Cash flows from financing activities:
    Payments on long-term debt                                                                  (252,108)           (153,774)
    Proceeds from issuance of long-term debt                                                       27,530                   -
    Net borrowings under line of credit                                                           559,890             385,638
    Cash overdraft                                                                                (60,926)           (275,514)
    Proceeds from exercise of stock options                                                        39,500                   -
                                                                                          ----------------    ----------------

             Net cash provided by (used in) financing activities                                  313,886            (43,650)
                                                                                          ----------------    ----------------

Net change in cash                                                                                      -                   -
Cash at beginning of period                                                                             -                   -
                                                                                          ----------------    ----------------

Cash at end of period                                                                     $             -     $             -
                                                                                          ================    ================

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                                $       171,687     $       143,835
                                                                                          ================    ================

    Cash paid for income taxes                                                            $         5,059     $             -
                                                                                          ================    ================

Non-cash investing and financing activities:
    Common stock issued for purchase acquisitions                                         $             -     $             -
                                                                                          ================    ================

    Notes issued for purchase acquisitions                                                $             -     $             -
                                                                                          ================    ================

See notes to unaudited consolidated financial statements

                    TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. MANAGEMENT REPRESENTATION - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1999.

     2. OTHER ACCOUNTING PRONOUNCEMENTS. - In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company is currently evaluating the applicability and therefore, the impact, if any, that SAB No. 101 may have on its current revenue recognition policies. Although the Company has not yet determined whether SAB No. 101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy as permitted by the SAB No. 101. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A) to be reflected in the Company's second quarter 2000 financial statements. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will have no impact on the Company's previously reported financial position or cash flows.

     3. EARNINGS PER SHARE - Computations of basic and diluted earnings per share of common stock have been made in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company was required to adopt the provisions of SFAS No. 128 beginning with the year ended December 31, 1997. All prior and interim period earnings per share amounts have been restated accordingly. All securities that have an anti-dilutive effect on earnings per share have been excluded from such computations.

           Reconciliation of Numerators and Denominators of the Basic
                          and Diluted EPS Computations

                                                        For the three month period ended March 31, 2000
                                                       --------------------------------------------------
                                                            Loss             Shares          Per-Share
                                                         (Numerator)     (Denominator)        Amount
                                                       ----------------  ---------------   --------------
         Net loss                                      $     (599,660)

         Basic EPS:
         Loss available to common stockholders;
              weighted average common stock outstanding      (599,660)       12,151,229    $       (.05)
                                                       ----------------  ---------------   --------------
         Diluted EPS:
         Loss available to stockholders of common
              shares and common stock equivalents      $     (599,660)       12,151,229    $       (.05)
                                                       ================  ===============   ==============

                                                        For the three month period ended March 31, 1999
                                                       --------------------------------------------------
                                                            Loss             Shares          Per-Share
                                                         (Numerator)     (Denominator)        Amount
                                                       ----------------  ---------------   --------------
         Net loss                                      $     (126,840)

         Basic EPS:
         Loss available to common stockholders;
              weighted average common stock outstanding      (126,840)       12,121,559    $       (.01)
                                                       ----------------  ---------------   --------------
         Diluted EPS:
         Loss available to stockholders of common
              shares and common stock equivalents      $     (126,840)       12,121,559    $       (.01)
                                                       ================  ===============   ==============

     4. ACQUISITIONS - On January 28, 2000, the Company's subsidiary, NetVision.Com, Inc. ("NetVision") acquired Global Marketing Concepts, Inc. Under the terms of the agreement, the Company issued 117,000 shares of NetVision common stock valued at $117, paid $65,000 in cash, and assumed approximately $119,230 of Global Marketing Concepts, Inc. liabilities in exchange for all of their outstanding common stock.

         The net purchase price was allocated as follows:
Current assets                                          $           41,520
Property and equipment                                              12,099
Goodwill                                                           130,728
Liabilities assumed                                               (119,230)
                                                        --------------------

Net purchase price                                                  65,117
Less: NetVision common stock issued                                    117
                                                        ===================
Cash paid for acquisition                               $           65,000
                                                        ===================



     5. SUBSEQUENT EVENTS - On April 15, 2000, the Company entered into a purchase agreement with PentaStar Communications, Inc. (NASDAQ: PNTA) and its newly-formed, wholly owned acquisition subsidiary, PentaStar Corporation. The Agreement provides that the Company will sell substantially all of the assets of the Company's Network Services Operation (As referred in the Company's Proxy Statement incorporated by reference herein) to PentaStar Communications, Inc. The transaction will close upon approval by the shareholders of the Company and satisfaction of the other terms of the purchase agreement.

          Consideration paid by PentaStar to the Company in connection with the transaction includes: cash in the amount of $900,000; a number of shares of PentaStar Common Stock, which reflects an aggregate fair market value as of the anticipated closing date of the transaction of $6,200,000; the assumption of the certain liabilities (as defined in the purchase agreement) in an approximate amount of $6,500,000; and an Earn-Out Amount payable pursuant to Section 2.3(b) of the purchase agreement, which will be valued based upon the Network Operation's performance from April 1, 2000 through March 31, 2001. The potential earn-out amount for the entire measurement period is approximately $9 million, with the entire purchase price not to exceed $22.5 million in total consideration.

          Additionally, on May 4, 2000, the Company announced the nomination of two additional directors to serve on the Company's Board of Directors. The individuals would assume their respective duties immediately following their successful election to the Board of Directors at the Company's Annual Meeting, currently scheduled for June 30, 2000. The directors nominated to the Board are: Raymond Sheets, Jr.; Steven W. Smith; David L. Gruber; Paul J. Satterthwaite; Michael A. Keresman, III; and E. Allen Schuler. All but Mr. Keresman and Mr. Schuler are incumbent directors.

          The Company hereby incorporates by reference the recently filed Definitive Proxy Statement on Form 14(a) currently on file with the Securities and Exchange Commission which provides additional detail with regard to the described transaction with PentaStar
          Communications, and the director nominees.

     5. RECLASSIFICATION - Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 method of presentation.

          ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          OVERVIEW

         Telecomm is one of the nation's largest Regional Bell Operating Company ("RBOC") distributors. The Company sells voice, data, video and telephone information network solutions to business customers throughout its five-state region. Ameritech and BellSouth are Telecomm's primary RBOC partners. In addition, Telecomm represents numerous manufacturers of voice and data equipment by marketing, installing and maintaining their telecommunications equipment. Telecomm also operates as a value-added reseller ("VAR") of data equipment. By definition, a VAR is a company that purchases data equipment from a manufacturer adds value to the equipment through technical expertise and additional software, and then resells these solutions to their customers.

         Telecomm's value added services include network consultation, design, installation, maintenance and product repair of various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco, and Citrix. These manufacturers are generally recognized throughout the industry for providing high quality technology and innovative software.

         Telecomm operates a full service Internet Service Provider through its Delaware subsidiary, NetVision.Com Inc. ("NetVision") in the greater Louisville metropolitan area. NetVision focuses on web hosting, e-commerce and other business to business applications such as web design and development under the DigiCove brand name. Additionally, NetVision's ability to provide dedicated high-speed Internet access to its customer base fits strategically with Telecomm's ability to provide the necessary circuits and equipment. Currently, NetVision has a Point of Presence (POP) in Louisville, Kentucky; Jeffersonville, Indiana; Columbus, Indiana; New Albany, Indiana; and Bloomington, Indiana. An Indianapolis Point of Presence should be established early in the 2nd quarter of 2000. Telecomm will continue to expand the service area of NetVision and the equipment installation and service business through internal growth and acquisitions. These business units provide the perfect platform for the launch of Internet infrastructure initiatives.

         Telecomm derives revenues primarily from RBOC commissions and equipment and service sales. The diversification process is ongoing. The Company continues to provide communication solutions to the customer by selling Ameritech products and services along with voice and data equipment. The Company is currently focusing on increasing equipment sales along with developing and growing its newly created subsidiary NetVision in the year 2000. Management continues to evaluate acquisition candidates that will enable Telecomm to regain its growth and profitability in the telecommunications marketplace.

         On April 15, 2000, the Company entered into a purchase agreement with PentaStar Communications, Inc. (NASDAQ: PNTA) and its newly-formed, wholly-owned acquisition subsidiary, PentaStar Corporation. The Agreement provides that the Company will sell substantially all of the assets of the Company's Network Services Operation to PentaStar Communications, Inc. The transaction will close upon approval by the shareholders of the Company and satisfaction of the other terms of the purchase agreement.

         The Company intends to use the proceeds of the sale to expand its Internet infrastructure business. Telecomm has a significant base of customers who have purchased telecommunications and data communications equipment over time. Those customers continue to depend upon the Company for the maintenance of these systems, and over the next few years, most or all of these customers will require connectivity of those systems to the Internet. The Company will be able to provide that connectivity through its subsidiary, NetVision.

         YEAR 2000 TECHNOLOGY

         Telecomm incurred no material costs and made no material expenditures to modify its computer information systems in anticipation of the proper processing of transactions relating to the year 2000 and beyond. To date, the Company has experienced no materially significant problems as a result of the change of the Millennium, but continues to monitor the systems for any delayed effect.

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

         The Company's net revenues decreased 5% to $3.7 million for the three months ended March 31, 2000 from $3.9 million in the comparable 1999 period. The decrease is attributable to a $.5 million decrease in network service revenue offset in part by a $.3 million increase in long distance and other revenue. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                               Three months ended       Three months ended
                                                                 March 31, 2000            March 31, 1999
Sales of equipment and service revenue                                 41%                     40%
Sales of network services                                              48%                     57%
Long distance and other services                                       11%                      3%

         Net revenues from equipment sales and related services decreased 6% to $1.5 million during the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999. The decrease is attributable to the continued development and training of newly hired sales personnel and factors relating to the increased competition in the marketplace.

         Net revenues from network services sales decreased 18% to $1.8 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999. The decrease in network sales was due, in part, by the continued restructuring and development of the sales department and increase in the amount of pending orders that had not yet been installed by Ameritech at the quarter ended March 31, 2000.

         Net revenue from long distance and other revenue increased by $.3 million to $.4 million for the three months ended March 31, 2000 from $.1 million in the comparable period for 1999. The 300% increase was due to revenues derived from the newly acquired subsidiary, NetVision.

         Net cost of commissions, contractor fees and related expenses increased $.2 million to $1.8 million for the three months ended March 31, 2000, a 13% increase from said expenses of $1.6 million in the comparable period of 1999. The increase was primarily due to an increase in independent contractor fees for network service sales and an increase in warranty labor and service charges to support sales in previous periods. As a percentage of net revenues, these expenses increased to 49% during the three months ended 2000 from 41% during the comparable 1999 period.

          Selling, general and administrative expenses ("SG&A") increased $.4 million to $2.7 million for the three months-ended March 31, 2000, a 17% increase from SG&A expenses of $2.3 million in the comparable 1999 period. As a percentage of net revenues, these expenses increased to 73% for the three months ended March 31, 2000 from 59% in the comparable 1999 period. The increase is due to expenses incurred by NetVision, a decrease in sales and the write-off of prepaid draws of terminated sales personnel.

         In the three months ended March 31, 2000, interest expense increased by $40,000 or 27%, to $190,0000 from $150,000 in the comparable 1999 period. The increase in interest
expense was primarily a result of increased borrowings under the Company's credit facility in order to support its working capital needs of equipment sales and long-term receivables and acquisition related expenses incurred by NetVision during the end of 1999 and first quarter of 2000.

         Net loss from operations before income taxes increased by $.8 million to $1.0 million for the three months ended March 31, 2000, an increase of 400% from $.2 million in the comparable 1999 period primarily for the reasons stated above.

         The income tax benefit increased by $.3 million to a benefit of $.4 million for the three months ended March 31, 2000, compared to $ .1 million for the comparable 1999 period, due to decreased earnings.

         As a result of the foregoing, the net loss for the three months ended March 31, 2000 was $.6 million, an increase of $.5 million, compared to the net loss for the three months ended 1999 of $ .1 million.

         Telecomm continues its focus on increasing and developing the sales department for the year 2000. Management believes that while these changes have negatively impacted the profitability for the period ended March 31, 2000, the Company will be better positioned to achieve growth and enhanced profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the growth of long-term network services receivables, voice and data hardware sales, the infrastructure to support and monitor the operations, and new acquisitions.

         Net cash used in operating activities was $.1 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $.1 million for the comparable period in 1999. The change was primarily due to a decrease of $.5 million in accounts receivable for the three months ended March 31, 2000 compared to a $1.0 million decrease in trade accounts receivable in the comparable 1999 period, and a $.4 million increase in customer deposits for the three months ended March 31, 2000 compared to a $.2 million increase in the comparable 1999 period. This was offset by a $.4 million increase in deferred taxes, a $.1 million increase in inventory, a $.2 million increase in prepaid expenses, and a $.1 million decrease in accrued expenses for the three months ended March 31, 2000 compared to a $.1 million increase in deferred taxes, a $.2 million increase in inventory and a $.6 million decrease in accrued expenses for the comparable 1999 period. This change is attributable to the Company's increased emphasis on resolving and collecting the Ameritech and other trade receivables.

         Net cash used in investing activities was $.2 million for the three months ended March 31, 2000 compared to $54,000 for the comparable 1999 period. The use of cash for investing activities was primarily attributable to the purchase of property and equipment of $.1 million, a nominal increase from the comparable period in 1999, and $59,000 for acquisitions. This is consistent with 1999, except for the cash used for acquisitions in 2000.

             Net cash provided by financing activities was $.3 million for the three months ended March 31, 2000 compared to net cash used in investing activities of $44,000 in the comparable 1999 period. The cash provided was primarily attributable to an increase in short-term borrowings from the line of credit and proceeds from the exercise of options during the three months ended March 31, 2000. In the comparable 1999 period, net cash used was attributable to the decrease in long-term debt.

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

         As of December 31, 1999, the Company was not in compliance with the established year- end loan covenants for the credit facilities provided by Merrill Lynch Business Financial Services. The two covenants involve Minimum Net Cash Flow and Total Liabilities to EBITDA. These covenants were set based upon the use of a revolving credit line of $3,800,000, which expired in 1999, to complete three specific acquisitions that did not occur. Merrill Lynch waived these covenants for the period ending March 31, 2000.

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

          - the ability of Telecomm to continue to grow its sales force internally and to expand its product mix more toward the hardware business, particularly in light of the increased competition in the telecommunication markets in which Telecomm operates;
          -    the loss or inability to attract key personnel;
          - the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable;
          - the satisfaction of the pre-closing covenants in the Asset Purchase Agreement effective April 15, 2000 by and between the Company, PentaStar Corporation and PentaStar Communications, Inc., including the affirmative vote of a majority of the shareholders at the Company's annual meeting.
          - the ability of the Company to complete the pending transaction with PentaStar Communications, Inc.
          - the ability of the Company to sustain sufficient cash flow to meet operating needs;
          - the ability of the Company to meet future loan covenants or obtain additional waivers from Lender; and
          - general economic conditions, and other risk factors discussed herein.

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

                               TELECOMM INDUSTRIES CORP.

                               By: /s/ Paul J. Satterthwaite
                                  ---------------------------
                                   Paul J. Satterthwaite, President and CEO

                               And:/s/ Mark A.Travi
                                  ---------------------------
                                   Mark Travi,  Chief  Financial and
                                   Accounting Officer

Date:      May 15, 2000