Form 10QSB
period 2000-06-30
TELECOMM INDUSTRIES CORP
filed 2000-08-14
CIK 87888

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2000

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


                               8450 Westfield Blvd
                        Indianapolis, Indiana 46240-2368
                    (Address of principal executive offices)

                                  317-202-3000
                (Issuer's telephone number, including area code)

       Former Address: 1743 W. Quincy Ave., Suite 143 Naperville, IL 60540

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: COMMON STOCK, $0.01 PAR
VALUE: (as of July 15, 2000):12,206,559

         Transitional Small Business Disclosure Format:

         Yes      No  X
             ---     ---

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX

         PART I-FINANCIAL INFORMATION                                    PAGE NO.
                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS................ 3

                           CONSOLIDATED BALANCE SHEETS-
                           JUNE 30, 2000 (UNAUDITED) AND
                           DECEMBER 31, 1999 ............................... 4

                            CONSOLIDATED STATEMENTS OF OPERATIONS-
                            THREE AND SIX MONTHS  ENDED JUNE 30, 2000
                            AND 1999 (UNAUDITED) ........................... 5

                            CONSOLIDATED STATEMENTS OF CASH FLOW-
                            SIX MONTHS ENDED JUNE 30, 2000 AND
                            1999 (UNAUDITED) ............................... 6

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...... 7

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS... 9

         PART II-OTHER INFORMATION
                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS............................ 15

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................. 15


                                     PART I

                              FINANCIAL INFORMATION


         ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                    The Registrant's Consolidated Financial Statements follow this page.

                    Telecomm Industries, Corp. and Subsidiary
                           Consolidated Balance Sheets
                 June 30, 2000 (unaudited) and December 31, 1999



                                                                                        June 30, 2000       December 31, 1999
                      ASSETS                                                             (Unaudited)
Current assets:
    Accounts receivable, net of allowance of
    $83,132 and $550,000 at June 30, 2000 and
    December 31, 1999, respectively                                                $        1,293,587     $          5,061,434
    Inventories                                                                             1,545,160                1,627,597
    Contract costs in excess of billings                                                       17,223                        -
    Prepaid income taxes                                                                            -                   45,147
    Prepaid expenses                                                                          116,478                  383,960
    Employee advances                                                                         (1,843)                    2,600
                                                                                   ------------------     --------------------

                                   Total current assets                                     2,970,605                7,120,738

Property and equipment, net                                                                 1,199,007                1,666,407
Accounts receivable, net                                                                            0                4,121,843
Intangibles and other assets, net                                                             591,538                3,824,454
Investment in Marketable securities                                                         6,461,082                        0
Deferred income taxes                                                                               0                    5,617
                                                                                   ------------------     --------------------

                                   Total assets                                    $       11,222,232     $         16,739,059
                                                                                   ------------------     --------------------
                                                                                   ------------------     --------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Cash overdraft                                                                 $          213,946     $            259,224
    Line of credit                                                                                  0                1,868,182
    Current portion of long-term debt                                                         300,399                1,038,611
    Notes Payable                                                                           1,300,000                        -
    Accounts payable                                                                        1,257,871                1,481,996
    Accrued payroll and related expenses                                                      267,683                  233,067
    Accrued commissions and bonus                                                                   0                  296,751
    Customer deposits                                                                         646,246                  364,491
    Deferred income taxes                                                                           0                  704,898
    Income taxes payable                                                                      120,899                  123,323
    Other accrued expenses                                                                    381,770                  425,081
    Deferred revenue                                                                          127,897                  101,270
                                                                                   ------------------     --------------------

                                   Total current liabilities                                4,616,711                6,896,894

Long-term debt, less current portion                                                        1,493,153                5,523,543
Deferred Income Taxes                                                                         301,522                        0
Deferred revenue                                                                               47,263                   41,677
                                                                                   ------------------     --------------------

                                   Total liabilities                                        6,458,649               12,462,114

Stockholders' equity:
    Common stock $.01 par value; authorized - 20,000,000 shares;
         issued 12,705,746 and12,670,746; outstanding
         12,206,559 and 12,141,559 at June 30, 2000 and December 31,
         1999, respectively                                                                   129,397                  126,708
    Additional paid-in capital                                                              4,050,705                3,976,947
    Treasury stock, 499,187 shares at cost                                                   (299,512)                (317,512)
    (Deficit) Retained Earnings                                                               882,993                  490,802
                                                                                   ------------------     --------------------

                                   Total stockholders' equity                               4,763,583                4,276,945
                                                                                   ------------------     --------------------

                                   Total liabilities and stockholders' equity      $       11,222,232     $         16,739,059
                                                                                   ------------------     --------------------
                                                                                   ------------------     --------------------


                      Telecomm Industries, Corp. and Subsidiary
                  Consolidated Statement of Operations (unaudited) For the three and six months ended June 30, 2000


                                                     Three Months ended   Three Months ended   Six Months ended   Six Months ended
                                                        June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                     -------------------   -----------------   ----------------   ---------------
     Network service revenue                         $            46,612   $       2,712,924   $      1,823,651   $     4,969,711
     Equipment sales and service revenues                      2,252,995           1,920,086          3,797,906         3,474,310
     Long distance and other revenue                             (31,411)             74,269             43,302           188,016
     Internet service revenue                                    410,408                                751,271
                                                     -------------------   -----------------   ----------------   ---------------
                      Net revenues                             2,678,604           4,707,279          6,416,130         8,632,037
                                                     -------------------   -----------------   ----------------   ---------------

     Commissions, Contractors fees, and related
     expenses                                                        483               3,049            201,541             5,347
     Equipment sales and service costs                         1,730,321           1,691,983          3,006,904         3,330,030
     Long distance and other costs                                (9,664)                275                  -               906
     Internet service labor and related expenses                 345,167                                650,161
                                                     -------------------   -----------------   ----------------   ---------------
               Net cost of services sold                       2,066,307           1,695,307          3,858,606         3,336,283
                                                     -------------------   -----------------   ----------------   ---------------

     Selling, general and administrative expenses              1,362,973           2,563,324          4,112,478         4,908,055
                                                     -------------------   -----------------   ----------------   ---------------
                    Operating income                            (750,676)            448,648         (1,554,954)          387,699

     Other income (expense)
       Gain on disposal of assets                                 (2,751)                 0              (2,751)            2,129
       Interest expense                                            5,324            (166,156)          (189,908)         (318,776)

     Income from operations before Income tax
     expense and disposition of network
     service segment                                            (748,103)            282,492         (1,747,613)           71,052

     Gain (loss) on disposition of network
     service segment                                           1,742,279                   0          1,742,279

     Income from operations before income
     tax expense                                                 994,176             282,492             (5,334)           71,052

     Income tax (benefit) expense                                  2,091             113,000           (397,759)           28,400

                                                     -------------------   -----------------   ----------------   ---------------
                       Net income                                992,085             169,492            392,425            42,652
                                                     -------------------   -----------------   ----------------   ---------------
                                                     -------------------   -----------------   ----------------   ---------------
     Net income per common share
     Basic                                                          0.08   $            0.01               0.03   $             -
                                                     -------------------   -----------------   ----------------   ---------------
                                                     -------------------   -----------------   ----------------   ---------------
     Diluted                                                        0.08   $            0.01               0.03   $             -
                                                     -------------------   -----------------   ----------------   ---------------
                                                     -------------------   -----------------   ----------------   ---------------

     Average number of common shares outstanding
     Basic                                                    12,206,559          12,121,559         12,206,559        12,121,229
                                                     -------------------   -----------------   ----------------   ---------------
                                                     -------------------   -----------------   ----------------   ---------------
     Diluted                                                  12,206,559          12,771,559         12,206,559        13,141,833
                                                     -------------------   -----------------   ----------------   ---------------
                                                     -------------------   -----------------   ----------------   ---------------

                    Telecomm Industries, Corp. and Subsidiary
                Consolidated Statement of Cash Flows (unaudited)
                For the six months ended June 30, 2000 and 1999.

                                                                                            2000             1999
                                                                                  -------------------------------
            Cash flows from operating activities:
            Net (loss )income                                                     $      392,425 $         42,652
            Adjustments to reconcile net income to net cash provided by (used)
            in operating activities:
            Depreciation and amortization:                                               407,348          321,979
            Deferred revenue                                                               5,587          (82,522)
            Deferred income taxes                                                       (587,467)          28,400
            Reserve for bad debts                                                         30,000           30,000
            Minority Interest                                                               (117)
            (Gain) loss on sale of fixed assets                                            2,751           (2,129)

            Changes in assets and liabilities:
            Accounts receivable- trade                                                   543,667        1,359,270
            Accounts receivable- long term portion                                      (382,032)        (415,181)
            Inventories                                                                   82,437         (473,050)
            Contract billings in excess of costs                                         (17,223)
            Prepaid expenses                                                              43,995          (40,440)
            Prepaid income taxes                                                          45,147                -
            Employee advances                                                              4,443           53,169
            Accounts payable- trade                                                     (125,999)        (661,386)
            Accrued payroll and related expenses                                         184,929          (80,400)
            Accrued commissions and bonus                                               (169,422)        (527,062)
            Accrued contractor fees                                                                       (22,454)
            Customer deposits                                                            281,755          373,178
            Accrued taxes payable                                                         49,327
            Deferred income taxes                                                              -
            Income taxes payable                                                          (2,424)               -
            Other accrued expenses                                                       (82,982)        (325,855)
            Deferred revenue                                                              26,627          253,118
                                                                                  -------------- ----------------
            Total adjustments                                                            340,347         (211,365)
                                                                                  -------------- ----------------
            Net cash provided by (used in) operating activities                          732,772         (168,713)
                                                                                  -------------- ----------------

            Cash flows from investing activities:
            Purchases of property  and equipment                                        (238,988)         (76,731)
            Proceeds from sale of property and equipment                                  (2,751)           2,129
            Purchase acquisitions, net of cash acquired of $6062 (2000)
            and $0 (1999)                                                               (245,874)
            Decrease (increase) in other assets                                            5,617
            Proceeds from sale of network service segment                               (830,581)
                                                                                  -------------- ----------------
            Net cash used in investing activities                                     (1,312,577)         (74,602)
                                                                                  -------------- ----------------

            Cash flows from financing activities:
            Payments on long-term debt                                                  (389,816)        (368,544)
            Net (payments) borrowings under line of credit                               920,452          714,368
            Cash overdraft                                                               (45,278)        (102,509)
            Proceeds from the exercise of stock options                                   94,447
                                                                                  -------------- ----------------
            Net cash used in financing activities                                        579,806          243,315
                                                                                  -------------- ----------------

            Net increase in cash                                                               0                -
            Cash and cash equivalents at beginning of period                                                    -
                                                                                  -------------------------------
            Cash and cash equivalents at end of period                            $            -  $             -
                                                                                  -------------------------------
                                                                                  -------------------------------

            Supplemental disclosures of cash flow information:
                                                                                  -------------------------------
            Cash paid for interest                                                $      189,908  $       318,776
                                                                                  -------------------------------
                                                                                  -------------------------------
            Cash paid for income taxes                                            $        5,059  $             -
                                                                                  -------------------------------
                                                                                  -------------------------------

                    TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. MANAGEMENT REPRESENTATION - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2000, and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1999.

     2. OTHER ACCOUNTING PRONOUNCEMENTS - In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company is currently evaluating the applicability and therefore, the impact, if any, that SAB No. 101 may have on its current revenue recognition policies. Although the Company has not yet determined whether SAB No. 101 will require any changes in its revenue recognition practices, management expects that any such changes would be accounted for prospectively as a cumulative effect of a change in accounting policy as permitted by the SAB No. 101. The SEC requires implementation of any changes resulting from SAB No. 101 (as amended by SAB 101A) to be reflected in the Company's second quarter 2000 financial statements. Management does not expect that any changes in its accounting policies as a result of SAB No. 101 will have a material impact on its 2000 operating results and management believes that any such change will have no impact on the Company's previously reported financial position or cash flows.

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

           Reconciliation of Numerators and Denominators of the Basic
                          and Diluted EPS Computations

                                                         For the three month period ended June 30, 2000
                                                       ---------------------------------------------------
                                                             Gain             Shares          Per-Share
                                                         (Numerator)      (Denominator)        Amount
                                                       ----------------   --------------    --------------
        Net Income                                     $        392,425

         Basic EPS:
         Gain available to common stockholders;
              weighted average common stock
              outstanding                                       392,425       12,206,559    $         .08

                                                       ----------------   --------------    --------------
         Diluted EPS:
         Gain available to stockholders of common
              shares and common stock equivalents      $        392,425       12,206,559    $         .08
                                                       ----------------   --------------    --------------
                                                       ----------------   --------------    --------------

                                                         For the six month period ended June 30, 1999
                                                       ---------------------------------------------------
                                                             Gain             Shares          Per-Share
                                                         (Numerator)      (Denominator)        Amount
                                                       ----------------   --------------    --------------
         Net Income                                    $         42,652

         Basic EPS:
         Gain available to common stockholders;
              weighted average common stock
              outstanding                                        42,652       12,121,559    $         .00

                                                       ----------------   --------------    --------------
         Diluted EPS:
         Gain available to stockholders of common
              shares and common stock equivalents      $         42,652       12,121,559    $         .00
                                                       ----------------   --------------    --------------
                                                       ----------------   --------------    --------------



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


         The net purchase price was allocated as follows:

Current assets                                          $           41,520
Property and equipment                                              12,099
Goodwill                                                           130,728
Liabilities assumed                                               (119,230)
                                                        ------------------
Net purchase price                                                  65,117
Less: NetVision common stock issued                                    117
                                                        ------------------
Cash paid for acquisition                               $           65,000
                                                        ------------------
                                                        ------------------



     5.   DISPOSITION OF ASSETS

          On July 19, 2000, the Company announced that it completed the sale of its network services operation pursuant to a previously announced definitive Purchase Agreement (the "Agreement"). The Agreement was executed by and among PentaStar Communications, Inc., PentaStar Corporation, Inc. and the Company, and was effective April 15, 2000.

The net disposition was allocated as follows:


CONSIDERATION PAID OR TO BE RECEIVED FROM PENTASTAR:
------------------------------------------------------------

PentaStar Stock (PNTA)
279,000 Shares @ 23.158 per share                                  $  6,461,082
Cash to be received                                                     302,145
                                                                   ------------
                                                                      6,763,227
                                                                   ------------

Assumption of long-term debt and line of credit from
Merrill Lynch, net of loan acquisition cost of $122,528               5,744,893
Assumption of current liabilities                                       385,424

                                                                   ------------
         TOTAL CONSIDERATION RECEIVED                                12,893,544
                                                                   ------------

LESS ASSETS SOLD OR TRANSFERRED
------------------------------------------------------------

Current Network service accounts receivable net of allowances for
uncollectible services of $250,000                                    3,496,325
Long-term Network service accounts receivable                         4,503,875

Fixed assets (net of accumulated depreciation of $552,445.)             419,539
Other current assets                                                    223,488

                                                                   ------------
         TOTAL ASSETS TRANSFERRED                                     8,643,227
                                                                   ------------

               NET CONSIDERATION:                                     4,250,317

REDUCTION IN INTANGIBLE ASSETS:
------------------------------------------------------------

Goodwill net of accumulated amortization of $566,337                  3,110,529
Network accounting software development costs                           125,350
                                                                   ------------
           NET INCREASE IN ASSET VALUE                                1,014,438
                                                                   ------------
                                                                   ------------




The effect of the disposition on earnings was allocated as follows:

                                                                               For the threes             For the six
                                                                                months ended                months ended
                                                                               June 30, 2000               June 30, 2000
                                                                              ---------------            ---------------
Income from continuing operations before income taxes                          $ (750,676)                $ (1,747,613)
Benefit (provision) for income taxes                                              300,000                      697,277

Income from continuing operations                                                (450,676)                  (1,050,336)

DISCONTINUED OPERATIONS:

Income (loss) from operations of discontinued Network service
segment  (less applicable income taxes of $299,518)                             1,442,761                    1,442,761

Loss on disposal of Network service segment, including provision
of $0  for operating loss during phase-out period                                       0
                                                                               -----------                -------------
Net income:                                                                    $  992,085                 $    392,425
                                                                               ===========                =============

     NET INCOME PER COMMON SHARE-BASIC AND DILUTED:
Income from continuing operation                                               $    (0.04)                $      (0.09)
                                                                               ===========                =============
Income from discontinued operation                                             $     0.12                 $       0.12
                                                                               ===========                =============
Net income:                                                                    $     0.08                 $       0.03
                                                                               ===========                =============
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                          12,206,559                   12,206,559
                                                                               ===========                =============
Diluted                                                                        12,206,559                   12,206,559
                                                                               ===========                =============


          In addition, pursuant to an earn-out provision set forth in section 2.3(b) of the Agreement, Telecomm could potentially earn up to $8.9 million in additional compensation based on financial results for the period of April 1, 2000 through June 30, 2001, bringing the total potential value of the deal to approximately $22 million.

          The entire Agreement is attached as an exhibit to the Company's annual Proxy report for fiscal 1999 on Form 14(a). The Company hereby incorporates by reference the Definitive Proxy Statement on Form 14(a) filed on May 4, 2000 with the Securities and Exchange Commission which provides additional detail with regard to the described transaction with PentaStar Communications, and the director nominees.

     6. SUBSEQUENT EVENTS - On July 19, 2000, the Company announced that it completed the sale of its network services operation pursuant to a previously announced definitive Purchase Agreement (the "Agreement"). The Agreement was executed by and among PentaStar Communications, Inc., PentaStar Corporation, Inc. and the Company, and was effective April 15, 2000. On August 3, 2000, the Company filed an 8-K and included the July 19, 2000 press release as an exhibit thereto.

     7. Reclassification - Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 method of presentation.

         ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

         Telecomm Industries is an interconnect company, a Value Added Reseller
(VAR) and an Internet Enterprise Solution Provider (IESP). As an interconnect company, Telecomm markets, installs and maintains telecommunications equipment for its business customers. The Company represents numerous globally recognized manufacturers of telecommunications equipment including Nortel (Northern Telecom), Lucent, Toshiba, NEC and Comdial.

         As a VAR, Telecomm purchases data equipment from a manufacturer, adds value to the equipment through technical expertise and additional software, and then resells these solutions to their customers. Telecomm's value added services include network consultation, design, installation, maintenance and product repair for various manufacturers, including Microsoft, Ascend, Intel, Adtran, Cisco and Citrix. These manufacturers are generally recognized throughout the industry for providing high quality technology and innovative software.

         Also, through its subsidiary NetVision.Com Inc., dba DigiCove ("DigiCove"), Telecomm operates a full service Internet Enterprise Service Provider (IESP). An IESP combines the Internet access products of an Internet Service Provider (ISP) and the applications products of a Applications Service Provider (ASP). As an IESP, NetVision not only delivers high speed Internet access to its business customers, but also focuses on business-to-business electronic commerce, web design and development and the web based delivery of software applications.

         On July 19, 2000, the Company announced the completion of the sale of the assets associated with the Ameritech distributor or Network Services portion of its business to

PentaStar Communications, Inc., through a wholly owned subsidiary thereof, PentaStar Corporation. The sale is a two-phase transaction providing both initial consideration and an opportunity for Telecomm to earn additional consideration based upon the performance of the Network Service group during a measurement period ending March 31, 2001.

         Under the terms of the transaction, the initial consideration was approximately $6.8 million in cash and PentaStar common stock, the assumption of approximately $5.7 million in debt and the assumption of certain operating liabilities. In addition, under an earn-out provision in the agreement, Telecomm could potentially earn up to $8.9 million in additional compensation based on financial results for the period of April 1, 2000, through March 31, 2001, bringing the total potential value of the deal to approximately $22 million.

         The Company will now focus on the telecommunications and data communications equipment and Internet infrastructure business units. Many of the Company's customers continue to depend on Telecomm to deliver the expertise to support their mission-critical systems.

         The Company's customers can be found in virtually all industries, particularly mid-size business enterprises, state and municipal governments, financial institutions, manufacturing companies and public school systems. The telecommunication equipment customers' systems range in size from 2 to 7,600 telephone lines and in sophistication from basic telephone operations to extensive communications networks that include voice messaging, automatic call distribution and multi-location networks.

         The Company's data equipment customers are typically multi-location businesses, which use the equipment provided by the Company to provide connectivity between locations. The applications and protocols supported by Telecomm are as varied as our customers' requirements ranging from the simple LAN interconnection to voice over Internet Protocol applications running on Frame Relay networks.

         DigiCove's customers include business and professional subscribers who access their ISP through a dedicated circuit. The term "dedicated" refers to the fact that these accounts access the ISP via a "dedicated" high-bandwidth telecommunications facility. These facilities provide an Internet connection with higher speed and more reliability than a traditional dial-up connection. This specific subset of Internet subscribers has demonstrated the "willingness to pay" higher monthly service fees for faster more reliable Internet services. Along with their rate insensitivity, they are less likely to move their service to another ISP.

         Customers who understand and appreciate the value of dedicated access are also more likely to purchase other services such as web hosting, software solutions, transaction processing and other electronic commerce services. These customers are utilizing dedicated accounts almost exclusively for business purposes. The most common business applications today are electronic mail, research and file transfer capabilities. The inevitable migration towards the use of the Internet as a platform to provide more sophisticated applications should produce dramatic growth in this subscriber segment.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

         The Company's net revenues decreased 43% to $2.7 million for the three months ended June 30, 2000 from $4.7 million in the comparable 1999 period. The decrease is attributable to the sale of the network services division to PentaStar Communications. A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                                     Three months ended      Three months ended
                                                                        June 30, 2000          June 30, 1999
         Sales of equipment and service revenue                              84%                     41%
         Sales of network services                                          < 1%                     57%
         Other revenue                                                      < 1%                      2%
         Internet Services Revenue                                           15%                      0%

         Net revenues from equipment sales and related services increased 17% to $2.3 million during the three months ended June 30, 2000 from $1.9 million in the three months ended June 30, 1999. The increase is related to an increased emphasis on equipment sales and service following the sale of the network services operation.

         Net revenues from network services sales decreased $2.7 million to $46,612 for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. The decrease is attributable to the sale of the network services operation to PentaStar Communications.

         Net revenues from long distance and other revenue decreased $105,000 to ($31,000) for the three months ended June 30, 2000 from $74,000 in the comparable period for 1999. The decrease is attributable to the sale of the network services operation to PentaStar Communications.

         Net revenue from Internet Services Revenue was $.4 million for the three months ended June 30, 2000. The Company had no Internet Services Revenue in the comparable period for 1999.

         Net cost of commissions, contractor fees and related expenses decreased $2,500 for the three months ended June 30, 2000, from expenses of $3,000 in the comparable period of 1999. The decrease was primarily due to a decrease in independent contractor fees for network service sales. The decrease is attributable to the sale of the network services operation to PentaStar Communications.

         Equipment sales and service costs remained consistent at $1.7 million for the three months ended June 30, 2000 and in the comparable period of 1999.

          Selling, general and administrative expenses ("SG&A") decreased $1.2 million to $1.4 million for the three months ended June 30, 2000, a 46% decrease from SG&A expenses of $2.6 million in the comparable 1999 period. As a percentage of net revenues, these expenses decreased to 50% for the three months ended June 30, 2000 from 64% in the comparable 1999 period. The decrease is primarily attributable to reduced selling expenses due to the sale of the network services operation to PentaStar Communications.

         In the three months ended June 30, 2000, interest expense decreased by $171,000 to ($5,324) from $166,156 in the comparable 1999 period. The decrease in interest expense was the result of the terms of the sale of the network services operation to PentaStar Communications under which PentaStar assumed the majority of the Company's interest bearing debt.

         Net Income from operations before income taxes, including the gain on the disposition of the network services operation, increased by $.7 million to $1.0 million for the three months ended,

June 30 2000, an increase of 400% from $.2 million in the comparable 1999 period primarily for the reasons stated above.

         The income tax expense decreased by $111,000 to an expense of $2,000 for the three months ended June 30, 2000, compared to $113,000 for the comparable 1999 period, due to the sale of the network services operation to PentaStar Communications.

         As a result of the foregoing, net income for the three months ended June 30, 2000 was $1.0 million, an increase of $.8 million, compared to the net income for the three months ended June 30, 1999 of $ .2 million.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

         The Company's net revenues decreased 26% to $6.4 million for the six months ending June 30, 2000 from $8.6 million in the comparable 1999 period. Net revenues from equipment sales and related services increased 9% to $3.8 million for the six months ending June 30, 2000 from $3.5 million for the six months ended June 30, 1999. Net revenues from network services sales decreased 63% to $1.8 million for the six months ending June 30, 2000.

         A comparison of the periods with respect to allocation of total net revenues is as follows:

                                                      Six months ended    Six months ended
                                                        June 30, 2000        June 30,1999
         Sales of equipment and related services              60%                  40%
         Sales of network services                            28%                  58%
         Long distance and other services                    < 1%                   1%
         Internet Service Revenue                             11%                  --

         Net cost of commissions, contractor fees and related expenses increased $195,000 to $200,000 for the six months ended June 30, 2000, from such expenses of $5,000 in the comparable period of 1999. The increase was primarily due to an increase in independent contractor fees for network sales. As a percentage of net revenues, these expenses increased to 3% during the six months ended June 30, 2000 from less than 1% during the comparable period of 1999.

         Equipment sales and service costs decreased by $.3 million to $3 million for the six months ended June 30, 2000, a 10% decrease from equipment sales and service costs of $3.3 million in the comparable period of 1999. The decrease was primarily due to increased efficiency in the purchasing and operations departments.

         Selling, general and administrative expenses ("SG&A") decreased $.8 million to $4.1 million for the six months ended June 30, 2000, a 16% decrease from SG&A expenses of $4.9 million in the comparable 1999 period. As a percentage of net revenues, these expenses increased to 64% during the six months ended June 30, 2000, from 57% during the six months ended June 30, 1999, primarily as a result of the sale of the network services operation to PentaStar Communications, Inc.

         In the six months ended June 30, 2000, interest expense decreased by $129,000, or 40%, to $190,000 from $319,000 in the comparable 1999 period, primarily because the majority of the Company's interest bearing debt was assumed by PentaStar in connection with the sale of the network services operation.

         Net Income from operations before income taxes, including the gain on the disposition of the network services operation decreased by $76,000 to a net loss of $5,000 for the six months ended June 30, 2000, a decrease of 108% from $71,000 in the comparable 1999 period, primarily for the reasons stated above.

         The net income tax benefit increased by $426,000 to $398,000 for the six months ended June 30, 2000, compared to an income tax expense of $28,400 for the comparable 1999 period. This increased benefit is attributable to the net effect of the operating losses of the Company assessed at a tax rate of 40% and the gain on the disposal of the network services operation assessed at a tax rate of 20% producing a net tax benefit.

         As a result of the foregoing, net income for the six months ended June 30, 2000 was $392,425, an increase of $349,773 from the net income for the six months ended June 30, 1999 of $42,700.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund the growth of its internet infrastructure business and voice and data hardware sales, and also to support and monitor its operations.

         Net cash provided by operating activities was $.7 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $.2 million for the comparable period in 1999. The change was primarily due to a decrease of $.9 million in accounts receivable and customer deposits for the six months ended June 30, 2000 compared to a decrease of $1.8 million in accounts receivable and customer deposits for the six months ended June 30, 1999. This was offset by a $.6 million increase in deferred taxes, a $.1 million decrease in inventory, a $.1 million increase in prepaid expenses, a $.1 million decrease in accrued expenses, and a $.4 million increase in operating income for the six months ended, June 30, 2000 compared to a $1.4 million increase in accrued and trade payables in the comparable 1999 period.

         Net cash used in investing activities was $ 1.4 million for the six months ended June 30, 2000 compared to $.1 million for the comparable 1999 period. The use of cash for investing activities was primarily attributable to the proceeds of the sale of the network services operation and the acquisition of Global Marketing Concepts, Inc.

             Net cash provided by financing activities was $.6 million for the six months ended June 30, 2000 compared to net cash used in financing activities of $.2 million in the comparable 1999 period. The cash provided was primarily attributable to an increase in short-term borrowings from the line of credit and proceeds from the exercise of options during the six months ended June 30, 2000.

         As of December 31, 1999, the Company was not in compliance with the established year-end loan covenants for the credit facilities provided by Merrill Lynch Business Financial Services. The two covenants involve Minimum Net Cash Flow and Total Liabilities to EBITDA. These covenants were set based upon the use of a revolving credit line of $3,800,000, which expired in 1999, to complete three specific acquisitions that did not occur. The majority of the Company's debt with Merrill Lynch was assumed by PentaStar in connection with the sale of the network services operation. The balance of the Merrill Lynch debt of $1.3 million is due and payable September 30, 2000.

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

         The Company will also seek to obtain additional sources of funding, including additional debt or equity financing as the Company continues to grow. There is no assurance that the Company will obtain such additional funds or, that if obtained, such financing will be on terms favorable to the Company.

         FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

         - the effects of the recently completed acquisition of Ameritech by SBC;
         - changes in Ameritech's commission payment plan and/or its billing and record system, adversely affecting the Company's working capital and long-term accounts receivable;
         -        changes in Ameritech's Distributor Agreement;
         - the ability of the Company to obtain additional financing to support its growth;
         - changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
         - the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;
         - the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;
         - the ability of Telecomm to continue to grow its sales force internally, particularly in light of the increased competition in the telecommunication and Internet markets in which Telecomm operates;
         -        the loss or inability to attract key personnel;
         - the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable;
         - the ability of the Company to sustain sufficient cash flow to meet operating needs;
         - the ability of the Company to perform pursuant to the Asset Purchase Agreement by and among Telecomm, PentaStar Communications, Inc. and PentaStar Corporation;
         - PentaStar's performance pursuant to the Asset Purchase Agreement by and among Telecomm, PentaStar Communications, Inc. and PentaStar Corporation;
         - general economic conditions, and other risk factors discussed herein.

         In addition, any of the risks detailed above may have an impact on the Company's ability to obtain additional working capital funds under its current credit facility. An investor or potential investor in the Company must consider these risks.

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Stockholders of the Company was held on June 30, 2000.

1. The stockholders voted to elect six Class I Directors to serve for a one-year term expiring at the Annual Meeting of Stockholders in 2001, with the following vote:

         Name                                For                       Abstain
         ----                                ---                      ---------
         Steven W. Smith                    11,440,570                184,776
         Raymond W. Sheets, Jr.             11,510,570                114,776
         Paul J. Satterthwaite              11,351,370                273,976
         David L. Gruber                    10,877,735                747,611
         Michael A. Keresman, III           11,357,670                267,676
         E. Allen Schuler                   11,510,570                114,776

2. The Stockholders also voted to approve the sale of the network services operation with the following vote:

                                                              Shares
         For               Against          Abstain           Non-Voted
         ---               -------          -------           ---------
         7,295,998         116,376           20,635           4,192,337


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

              27.     Financial Data Schedule

         B.   REPORTS ON FORM 8-K

              Form 8-K filed June 24, 2000

              Form 8-K filed August 3, 2000


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


Date:      August 14, 2000