Form 10QSB
period 2000-09-30
TELECOMM INDUSTRIES CORP
filed 2000-11-14
CIK 87888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2000

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
          Indicate the number of shares outstanding of each of the issuer's classes of common equity, as the latest practical date: COMMON STOCK, $0.01 PAR VALUE:(AS OF NOVEMBER 13, 2000):12,206,559

          Transitional Small Business Disclosure Format:

          Yes      No X
             ---     ---

                    TELECOMM INDUSTRIES CORP. AND SUBSIDIARY

                                      INDEX


                                                                     PAGE NUMBER
PART I-FINANCIAL INFORMATION
       ITEM 1.
       Consolidated Financial Statements ..........................  3

       Consolidated Balance Sheets-
       September 30, 2000 (unaudited) and
       December 31, 1999...........................................  4

       Consolidated Statements of Operations-
       three and nine months ended September 30, 2000
       and 1999 (unaudited)........................................  5

       Consolidated Statements of Cash Flow-
       nine months ended September 30, 2000 and
       1999 (unaudited)............................................  6

       Notes to Consolidated Financial Statements..................  7

       ITEM 2.
       Management's Discussion and Analysis of
       Financial Condition and Results of Operations...............  9

PART II-OTHER INFORMATION

       ITEM 6.  Exhibits and Reports on Form 8-K...................  13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
           The Registrant's Consolidated Financial Statements follow this page.

                    Telecomm Industries, Corp. and Subsidiary
                           Consolidated Balance Sheets
              September 30, 2000 (unaudited) and December 31, 1999


                                                                                              September 30, 2000     Dec. 31, 1999
                                                       ASSETS                                    (Unaudited)
Current assets:
           Accounts receivable, net of allowance of $146,751 and
           $550,000 at September 30, 2000 and December 31, 1999, respectively                 $          979,115     $    5,061,434
           Inventories                                                                                 1,650,004          1,627,597
           Contract costs in excess of billings                                                            4,333                  -
           Prepaid income taxes                                                                                -             45,147
           Prepaid expenses                                                                               88,202            383,960
           Employee advances                                                                                (959)             2,600
                                                                Total current assets                   2,720,695          7,120,738

Property and equipment, net                                                                            1,183,324          1,666,407
Accounts receivable, net                                                                                       0          4,121,843
Intangibles and other assets, net                                                                        655,161          3,824,454
Investment in Marketable securities                                                                    6,461,082                  0
Deferred income taxes                                                                                          0              5,617
                                                                Total assets                  $       11,020,262     $   16,739,059
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Cash overdraft                                                                     $          157,151     $      259,224
           Line of credit                                                                                368,547          1,868,182
           Current portion of long-term debt                                                             300,369          1,038,611
           Notes Payable                                                                               1,300,000                  -
           Accounts payable                                                                            1,071,098          1,481,996
           Accrued payroll and related expenses                                                          243,078            233,067
           Accrued commissions and bonus                                                                       0            296,751
           Customer deposits                                                                             437,954            364,491
           Deferred income taxes                                                                               0            704,898
           Income taxes payable                                                                          124,010            123,323
           Other accrued expenses                                                                        229,056            425,081
           Deferred revenue                                                                              105,015            101,270
                                                                Total current liabilities              4,336,278          6,896,894

Long-term debt, less current portion                                                                   1,448,157          5,523,543
Deferred Income Taxes                                                                                    274,425                  0
Deferred revenue                                                                                          32,077             41,677
                                                                Total liabilities                      6,090,937         12,462,114
Stockholders' equity:
           Common stock $.01 par value; authorized - 20,000,000 shares;
                                     issued 12,705,746 and12,670,746; outstanding 12,206,559
                                     and 12,141,559 at September 30, 2000 and December 31, 1999,
                                     respectively                                                        129,397            126,708
           Additional paid-in capital                                                                  4,050,705          3,976,947
           Treasury stock, 499,187 shares at cost                                                       (299,512)          (317,512)
           (Deficit) Retained Earnings                                                                 1,048,735            490,802
                                                                Total stockholders' equity             4,929,325          4,276,945

                                                                Total liabilities
                                                                  and stockholders' equity    $       11,020,262     $   16,739,059

See notes to unaudited consolidated financial statements

                    Telecomm Industries, Corp. and Subsidiary
                Consolidated Statement of Operations (unaudited)
             For the three and nine months ended September 30, 2000


                                                   Three Months ended  Three Months ended   Nine Months ended    Nine Months ended
                                                   September 30, 2000  September 30, 1999   September 30, 2000   September 30, 1999
                                                   ------------------  -------------------  ------------------   ------------------
Network service revenue                            $              -    $       2,160,234    $      1,823,651      $     7,129,945

Equipment sales and service revenues                      1,424,061            3,161,863           5,221,967            6,636,173

Long distance and other revenue                               5,101              142,769              48,403              330,785

Internet service revenue                                    434,353                                1,185,624
                                                   ------------------  -------------------  ------------------   ------------------

                  Net revenues                            1,863,515            5,464,866           8,279,645           14,096,903
                                                   ------------------  -------------------  ------------------   ------------------

Commissions, Contractors fees, and related
expenses                                                      1,765                2,779             203,306                8,126

Equipment sales and service costs                         1,165,595            2,331,538           4,172,499            5,661,568

Long distance and other costs                                     -                  246                   -                1,152

Internet service labor and related expenses                 291,313                                  941,474

                                                   ------------------  -------------------  ------------------   ------------------

           Net cost of services sold                      1,458,673            2,334,563           5,317,279            5,670,846
                                                   ------------------  -------------------  ------------------   ------------------


Selling, general and administrative expenses                784,867            2,403,121           4,897,342            7,311,176
                                                   ------------------  -------------------  ------------------   ------------------


                Operating income                           (380,025)             727,182          (1,934,979)           1,114,881
Other income (expense)

Gain on disposal of  assets                                     644                                   (2,107)               2,129

Interest expense                                           (100,618)            (176,471)           (290,526)            (495,247)


Income from operations before Income tax expense and
Disposition of  network service segment                    (479,999)             550,711          (2,227,612)             621,763

Gain (loss) on disposition of network service
segment                                                     621,340                                2,363,619

Income from operations before income tax expense            141,341              550,711             136,007              621,763

Income tax (benefit) expense                                (66,307)             220,300            (464,066)             248,700
                                                   ------------------  -------------------  ------------------   ------------------

Net income                                                  207,648              330,411             600,073              373,063
                                                  ==================  ===================  ==================   ==================

Net income per common share

Basic                                                          0.02   $             0.03                0.05    $            0.03
                                                  ==================  ===================  ==================   ==================

Diluted                                                        0.02   $             0.03                0.05    $            0.03
                                                  ==================  ===================  ==================   ==================

Average number of common shares outstanding

Basic                                                    12,206,559           12,128,624          12,206,559           12,123,940
                                                  ==================  ===================  ==================   ==================

Diluted                                                  12,206,559           12,743,624          12,206,559           12,738,940
                                                  ==================  ===================  ==================   ==================

                    Telecomm Industries Corp. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
              For the nine months ended September 30, 2000 and 1999


                                                                                2000             1999
                                                                         -----------------------------
Cash flows from operating activities:
Net (loss )income                                                     $      600,073   $      373,063
Adjustments to reconcile net income to net cash provided by (used)
in operating activities:
Depreciation and amortization:                                               583,870          484,553
Deferred revenue                                                               (9600)        (214,232)
Deferred income taxes                                                        253,516          248,700
Reserve for bad debts                                                         50,000          45,,060
Minority Interest                                                               (117)
(Gain) loss on sale of fixed assets                                            2,107           (2,129)

Changes in assets and liabilities:
Accounts receivable- trade                                                  (234,352)         228,927
Accounts receivable- long term portion                                                       (305,947)
Inventories                                                                  (22,407)        (264,482)
Contract billings in excess of costs                                          (4,333)
Prepaid expenses                                                              72,270         (299,285)
Prepaid income taxes                                                          45,147                -
Employee advances                                                              3,560           46,319
Accounts payable- trade                                                     (306,362)        (310,328)
Accrued payroll and related expenses                                         167,545           42,535
Accrued commissions and bonus                                               (175,354)        (465,312)
Accrued contractor fees                                                                       (91,173)
Customer deposits                                                             73,463          370,560
Accrued taxes payable                                                         17,141
Deferred income taxes                                                              -
Income taxes payable                                                          (2,424)               -
Other accrued expenses                                                      (187,689)        (212,598)
Deferred revenue
                                                                               3,745          349,576
                                                                      ---------------  ---------------
Total adjustments                                                            308,729         (349,256)
                                                                      ---------------  ---------------
Net cash provided by (used in) operating activities                          908,802           23,807
                                                                      ---------------  ---------------

Cash flows from investing activities:
Purchases of property  and equipment                                        (379,283)         (76,499)
Proceeds from sale of property and equipment                                  (2,107)           2,129
Purchase acquisitions, net of cash acquired of $6062 (2000) and $0 1999)    (245,874)
Decrease (increase) in other assets                                          (74,563)
Proceeds from sale of network service segment                               (930,979)
                                                                      ---------------  ---------------
Net cash used in investing activities                                     (1,632,806)         (74,370)
                                                                      ---------------  ---------------

Cash flows from financing activities:
Payments on long-term debt                                                  (970,622)        (583,564)
Net (payments) borrowings under line of credit                             1,702,253          844,999
Cash overdraft                                                              (102,073)        (220,247)
Proceeds from the exercise of stock options                                   94,447            9,375
                                                                      ---------------  ---------------
Net cash used in financing activities                                        724,005           50,563
                                                                      ---------------  ---------------

Net increase in cash                                                               0                -
Cash and cash equivalents at beginning of period                                                    -
                                                                      ---------------  ---------------
Cash and cash equivalents at end of period                            $            -   $            -
                                                                      ================================

Supplemental disclosures of cash flow information:
                                                                      ---------------   --------------
Cash paid for interest                                                $      290,526    $     462,254
                                                                      ================================
Cash paid for income taxes                                            $        7,759    $           -
                                                                      ================================

                    TELECOMM INDUSTRIES, CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT REPRESENTATION - The accompanying consolidated interim financial statements of Telecomm Industries Corp. ("Telecomm" or the "Company") have been prepared without audit and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2000, and the results of its operations for the quarter then ended. These adjustments are of a normal and recurring nature. Therefore, the accompanying consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB of the Company for the year ended December 31, 1999.

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

           Reconciliation of Numerators and Denominators of the Basic
                          and Diluted EPS Computations


                                               For the nine month period ended September 30, 2000
                                              ---------------------------------------------------
                                                    Gain             Shares          Per-Share
                                                (Numerator)      (Denominator)        Amount
                                              -----------------  ---------------   --------------
Net Income                                    $        600,073

Basic EPS:
Gain available to common stockholders;
     weighted average common stock
     outstanding                                       600,073       12,206,559    $         .05

                                              -----------------  ---------------   --------------
Diluted EPS:
Gain available to stockholders of common
     shares and common stock equivalents      $        600,073       12,206,559    $         .05
                                              =================  ===============   ==============


                                               For the nine month period ended September 30, 1999
                                              ---------------------------------------------------
                                                    Gain             Shares          Per-Share
                                                (Numerator)      (Denominator)        Amount
                                              -----------------  ---------------   --------------
Net Income                                    $        373,063

Basic EPS:
Gain available to common stockholders;
     weighted average common stock
     outstanding                                       373,063       12,091,833    $         .04

                                              -----------------  ---------------   --------------
Diluted EPS:
Gain available to stockholders of common
     shares and common stock equivalents      $        373,063       13,131,833    $         .03
                                              =================  ===============   ==============

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

5. DISPOSITION OF ASSETS - On July 19, 2000, the Company announced that it completed the sale of its network services operation pursuant to a previously announced definitive Purchase Agreement (the "Agreement"). The Agreement was executed by and among PentaStar Communications, Inc., PentaStar Corporation, Inc. and the Company, and was effective April 15, 2000. In addition, pursuant to an earn-out provision set forth in section 2.3(b) of the Agreement, Telecomm could potentially earn up to $8.9 million in additional compensation based on financial results for the period of April 1, 2000 through March 31, 2001, bringing the total potential value of the deal to approximately $22 million. The entire Agreement is attached as an exhibit to the Company's annual Proxy report for fiscal 1999 on Form 14(a). The Company hereby incorporates by reference the Definitive Proxy Statement on Form 14(a) filed on May 4, 2000 with the Securities and Exchange Commission which provides additional detail with regard to the described transaction with PentaStar Communications, and the director nominees.

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

 THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company's net revenues decreased 43% to $2.7 million for the three months ended September 30, 2000 from $4.7 million in the comparable 1999 period. The decrease is attributable to the sale of the network services division to PentaStar Communications. A comparison of the periods with respect to allocation of total net revenues is as follows:


                                                  Three months ended    Three months ended
                                                  September 30, 2000    September 30, 1999
     Sales of equipment and service revenue                   76%               58%
     Sales of network services                    Less than    1%               39%
     Other revenue                                Less than    1%                2%
     Internet Services Revenue                                23%                0%

     Net revenues from equipment sales and related services decreased 55% to $1.4 million during the three months ended September 30, 2000 from $3.2 million in the three months ended September 30, 1999. Sales of data equipment decreased $.1 million, voice equipment decreased $.7 million, and service sales decreased $.1 million. These decreases are due primarily to the continued rebuilding of the Company's sales force following the sale of the network services operation to PentaStar Communications and the corresponding transfer of the majority of the sales force to PentaStar.


     Net revenues from network services sales decreased $2.2 million to $0 for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999. The decrease is attributable to the sale of the network services operation to PentaStar Communications.

     Net revenues from long distance and other revenue decreased $.1 million to $5,000 for the three months ended September 30, 2000 from $142,000 in the comparable period for 1999. The decrease is attributable to the sale of the network services operation to PentaStar Communications.

     Net revenue from Internet Services Revenue was $.4 million for the three months ended September 30, 2000. The Company had no Internet Services Revenue in the comparable period for 1999.

     Net cost of commissions, contractor fees and related expenses decreased $1,000 for the three months ended September 30, 2000, from expenses of $3,000 in the comparable period of 1999. The decrease is attributable to the sale of the network services operation to PentaStar Communications.

     Equipment sales and service costs decreased $1.2 million for the three months ended September 30, 2000 from expenses of $2.3million in the comparable period of 1999. These costs increased 11% as a percentage of sales from 74% in the three months ended September 30, 1999 to 82% for the comparable period in 2000. This increase is primarily attributable to the decrease in service revenue, reflecting the fixed cost nature of the labor force.

     Selling, general and administrative expenses ("SG&A") decreased $1.7 million to $.8 million for the three months ended September 30, 2000, a 50% decrease from SG&A expenses of $2.4 million in the comparable 1999 period. As a percentage of net revenues, these expenses decreased to 42% for the three months ended September 30, 2000 from 43% in the comparable 1999 period. The decrease is primarily attributable to reduced selling expenses due to the sale of the network services operation to PentaStar Communications.

     In the three months ended September 30, 2000, interest expense decreased by $76,000 to $100,000 from $176,000 in the comparable 1999 period. The decrease in interest expense was the result of the terms of the sale of the network services operation to PentaStar Communications under which PentaStar assumed the majority of the Company's interest bearing debt and increased interest expense from the build-up of ISP equipment, primarily financed through capitalized leases.

     Net Income from operations before income taxes, including the gain on the disposition of the network services operation, decreased by $.4 million to $.1 million for the three months ended, September 30 2000. This decrease of 400% from $.6 million in the comparable 1999 period resulted primarily for the reasons stated above.

     The income tax expense decreased by $.3 million to a benefit of $.1 million for the three months ended September 30, 2000, compared to an expense of $.2 million for the comparable 1999 period. As the Company re-builds its equipment and service revenue stream, coupled with building an internet service revenue stream, operational losses are offsetting gains incurred on the disposition of the network service segment. The resulting income tax effect is creating a temporary benefit to the Company.

     As a result of the foregoing, net income for the three months ended September 30, 2000 was $.2 million, a decrease of $.1 million, compared to the net income for the three months ended September 30, 1999 of $ .3 million.

  NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company's net revenues decreased 41% to $8.3 million for the nine months ending September 30, 2000 from $14.1 million in the comparable 1999 period. Net revenues from equipment sales and related services decreased 21% to $5.2 million for the nine months ending September 30, 2000 from $6.6 million for the nine months ended September 30, 1999. Net revenues from network services sales decreased 100% to $0 for the nine months ending September 30, 2000. These decreases are due primarily to the continued rebuilding of the Company's sales force following the sale of the network services operation to PentaStar Communications and the corresponding transfer of the majority of the sales force to PentaStar.

     A comparison of the periods with respect to allocation of total net revenues is as follows:


                                                  Nine months ended    Nine months ended
                                                  September 30, 2000   September 30,1999
     Sales of equipment and related services                   63%             47%
     Sales of network services                                 22%             51%
     Long distance and other services             Less than     1%              2%
     Internet Service Revenue                                  14%             --

     Net cost of commissions, contractor fees and related expenses increased $195,000 to $203,000 for the nine months ended September 30, 2000, from such expenses of $8,000 in the comparable period of 1999. The increase was primarily due to an increase in independent contractor fees for network sales. As a percentage of net revenues, these expenses increased to 2% during the nine months ended September 30, 2000 from less than 1% during the comparable period of 1999.

     Equipment sales and service costs decreased by $1.5 million to $4.2 million for the nine months ended September 30, 2000, a 26% decrease from equipment sales and service costs of $5.7 million in the comparable period of 1999. As a percentage of equipment sales, these costs decreased 5 % from 85% for the nine months ended September 30 1999 to 80% for the comparable period in 2000. The decrease was primarily due to increased efficiency in the purchasing and operations departments, and fewer sales of data equipment at lower margins.

     Selling, general and administrative expenses ("SG&A") decreased $2.4 million to $4.9 million for the nine months ended September 30, 2000, a 33% decrease from SG&A expenses of $7.3 million in the comparable 1999 period. As a percentage of net revenues, these expenses increased to 59% during the nine months ended September 30, 2000, from 52% during the nine months ended September 30, 1999. The increase is related to a combination of decreased revenue and non-recurring costs associated with the sale of the network services operation to PentaStar Communications, Inc.

     In the nine months ended September 30, 2000, interest expense decreased by $201,000, or 41%, to $290,000 from $495,000 in the comparable 1999 period, primarily because the majority of the Company's interest bearing debt was assumed by PentaStar in connection with the sale of the network services operation.

     Net Income from operations before income taxes, including the gain on the disposition of the network services operation decreased by $486,000 to a net income of $136,000 for the nine months ended September, 2000, a decrease of 78% from $621,000 in the comparable 1999 period, primarily for the reasons stated above.

     The net income tax benefit increased by $.7 million to a tax benefit of $.5 million for the nine months ended September 30, 2000, compared to an income tax expense of $.2 million for the comparable 1999 period. This increased benefit is attributable to the net effect of the operating losses of the Company assessed at a tax rate of 40% and the gain on the disposal of the network services operation assessed at a tax rate of 20% producing a net tax benefit.
                                       11

     As a result of the foregoing, net income for the nine months ended September 30, 2000 was $.6 million, an increase of $.2 million from the net income for the nine months ended September 30, 1999 of $.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are to fund the growth of its Internet infrastructure business and voice and data hardware sales, and also to support and monitor its operations.

     Net cash provided by operating activities was $.9 million for the nine months ended September 30, 2000 compared to net cash used in operating activities of $.2 million for the comparable period in 1999. The change was primarily due a $.8million increase in operating income and deferred taxes for the nine months ended, September 30, 2000 compared to the comparable 1999 period.

     Net cash used in investing activities was $ 1.6 million for the nine months ended September 30, 2000 compared to $.1 million for the comparable 1999 period. The use of cash for investing activities was primarily attributable to the proceeds of the sale of the network services operation and the acquisition of Global Marketing Concepts, Inc. During the nine moths ended September 30, 2000, the majority of the $.3 million of capital expenditures for equipment were utilized in the build-up of the Internet infrastructure business.

     Net cash provided by financing activities was $.7 million for the nine months ended September 30, 2000 compared to net cash used in financing activities of $.2 million in the comparable 1999 period. The cash provided was primarily attributable to an increase in short-term borrowings from the line of credit and proceeds from the exercise of options during the nine months ended September 30, 2000.

     On September 11, 2000, the Company entered into a bridge financing arrangement with First Merit Bank, N.A. ("First Merit"). The bridge financing was entered until such time as the Company and First Merit could agree on a longer-term facility. This temporary financing is comprised of two parts. First Merit assumed the remainder of the Merrill Lynch debt, as evidenced by a promissory note in the amount of $1.3 million which becomes due and payable on December 15, 2000. First Merit also granted the Company a working line of credit in the amount of $500,000 to support the company's short-term cash flow needs. The Company and First Merit continue to work together to finalize a longer-term facility.

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

     FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, but are not limited to:

     -    the effects of the recently completed acquisition of Ameritech by SBC;
     - changes in Ameritech's Distributor Agreement and it's effect on the Company regarding the earn-out period in connection with the sale of the network services operation to PentaStar Communications;
     - the ability of the Company to obtain additional financing to support its growth;
     - changes arising from greater competition in local telephone service attributable to passage of the Telecommunications Act of 1996;
     - the introduction of competitors into the market including competitors with financial and other reserves significantly greater than those of Telecomm;
     - the availability of other acquisitions and the integration of the operations of those acquisitions, if completed, into the Company, and the availability of financing for such acquisitions;
     - the ability of Telecomm to continue to grow its sales force internally, particularly in light of the increased competition in the telecommunication and Internet markets in which Telecomm operates;
     -    the loss or inability to attract key personnel;
     - the ability of the Company to secure a reasonably high percentage of its outstanding accounts receivable;

     - the ability of the Company to sustain sufficient cash flow to meet operating needs;
     - the ability of the Company to perform pursuant to the Asset Purchase Agreement by and among Telecomm, PentaStar Communications, Inc. and PentaStar Corporation;
     - PentaStar's performance pursuant to the Asset Purchase Agreement by and among Telecomm, PentaStar Communications, Inc. and PentaStar Corporation;
     - The ability of the Company to secure an acceptable financing facility with First Merit Bank, NA., or other suitable lender, prior to December 15, 2000;
     -    general economic conditions, and other risk factors discussed herein.

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

     Form 8-K filed September 22, 2000

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TELECOMM INDUSTRIES CORP.

                                             By: /s/ Raymond W. Sheets, Jr.
                                                 ------------------------------
                                                     Raymond W. Sheets, JR.,
                                                     Chairman and Acting CEO

Date:  November 14, 2000